Form 10-K
period 2010-03-31
MK Automotive, Inc.
filed 2010-07-06
CIK 1486452

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _________

Commission File Number:  000-53911

MK AUTOMOTIVE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	43-1965656
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

5833 West Tropicana Avenue
Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (702) 227-8324

Securities registered under Section 12(b) of the Securities Exchange Act:  NONE

Securities Registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.
☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was $3,847,100 based on the price at which common equity was sold in a state-registered offering during the year ended March 31, 2010.

There were 29,847,100 shares of issuer’s Common Stock outstanding as of June 30, 2010.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Forward-looking statements are speculative and uncertain and not based on historical facts.  Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including those discussed under “Business,” “Risk Factors” and “Financial Information”.  These uncertainties and other factors are more fully described under Item 1A of this report beginning on page 5 and include:

•	the continued availability of key personnel
•	consumer acceptance of franchised operations in the automotive repair business
•	location and appearance of owned and franchised outlets
•	availability and cost of qualified automotive technicians
•	ability to attract and retain qualified technicians, managers and franchisees

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements, and you are advised to consult any further disclosures made on related subjects in our future filings.

TABLE OF CONTENTS

PART I

Item 1.  Business.

We were incorporated on June 20, 2002, and operated as a Subchapter S corporation from January 1, 2004, until March 31, 2008.  On April 1, 2008, we amended and restated our Articles of Incorporation to increase our authorized shares to 50,000,000 shares of common stock, to increase the par value of our common stock to $0.001 per share, and to reflect a 10,400:1 forward stock split of the shares of our common stock outstanding on that date.  We terminated our Subchapter S election at the same time.

We presently have six company-operated locations and one franchise location in the greater Las Vegas, Nevada, metropolitan area, and one franchise location in St. Louis, Missouri.  We began operations in 2002 with the acquisition of our “Tropicana” location in Las Vegas, Nevada.  We acquired our “Durango” and “Henderson” locations in 2003, opened our “Sahara” location in 2005, acquired our “Green Valley” and “Decatur” locations in 2007 and acquired our “Buffalo” location in 2008.  During 2009, we expanded our “Buffalo” location into adjacent vacant space.  We commenced franchise operations in 2010.  Our first franchise location was previously operated by us as our “Henderson” location and was transferred to one of our employees.  It is operated by him under a franchise agreement.  We also have signed an Area Development Agreement authorizing a franchisee to develop and open up to 40 locations in Missouri, Kansas, Oklahoma and Arkansas.  The first location under this Area Development Agreement was opened on June 1, 2010, in St. Louis, Missouri.

We provide, either directly or through our franchisees, retail and commercial automotive diagnostic, maintenance and repair services.  Our locations and franchises are identified by a common appearance and trade name, use our proprietary location management software, and follow our proprietary operating procedures to control costs and maintain the quality of our services.  We intend to continue to expand the number of locations we operate and the number of locations operated by independent businesses under franchise agreements and may transfer some of our existing operations to franchisees.

Summary financial information for the last three fiscal years is set forth below:

	Year Ended March 31,
	2010	2009	2008

Assets:
Company Operated Facilities	$2,743,909	$2,702,170	$2,441,105
Franchise Operations	-	-	-
Total	$2,743,909	$2,702,170	$2,441,105

Net Revenues:
Company Operated Facilities	$4,633,994	$4,978,456	$4,348,759
Franchise Operations	$175,000	-	-
Total	$4,808,994	$4,978,456	$4,348,759

Gross Profits:
Company Operated Facilities	$353,165	$252,192	$542,969
Franchise Operations	$172,250	-	-
Total	$525,415	$252,192	$542,969

Net Income (Loss)	$(282,141)	$(1,442,963)	$9,797
Pro Forma Income Tax Expenses	-	-	$1,470
Pro Forma Net Income (Loss)	$(282,141)	$(1,442,963)	$9,327
Weighted Average Shares Outstanding	29,726,353	29,202,110	26,000,000
Earnings (Loss) Per Share	$(0.01)	$(0.05)	$(0.00)

Company Operations

Our current operations consist of the full service retail sale of automotive diagnostic, maintenance and repair services, including oil changes, brake overhauls, engine diagnosis and repair, transmission service and repair, and wheel alignment and chassis repairs.  We also offer the retail sale and installation of automotive accessories, including tires, wheels and batteries.  No class of similar products or services accounted for more than 15% of our revenues in any fiscal year.  We employ 28 automobile technicians, most of whom are certified by the National Institute of Automotive Service Excellence (“ASE”).  We also employ nine on-site store managers and assistant managers and three executive and administrative persons.

We have developed a proprietary management software application and have compiled proprietary operating manuals and procedures to manage our business.  Our proprietary management software application maintains and stores all sales, financial, marketing, customer and location information in a format that is readily accessible.  Our proprietary operating manual contains policies and procedures for controlling costs of inventory and of work performed and ensuring that all work is completed to the satisfaction of the customer, our facilities have an attractive appearance and are operated safely, and our technicians are trained to use current diagnostic procedures and equipment.  Each of our locations is required to operate using our proprietary management software application and to follow our proprietary operating manual.

Our technicians are full time employees with benefits, vacation and overtime pay.  Advancement and bonuses are based on customer satisfaction with their work, not on how much they sell.  No employee works on the basis of a commission or a percentage of what they sell so there is no incentive to perform unnecessary work or sell parts that are not required.  We frequently review published compensation information and strive to pay our employees in the top quartile of all similar positions.

Aftermarket repair parts are available from various sources, including original equipment manufacturers, suppliers of parts to the original equipment manufacturers, and independent aftermarket or “will fit” parts manufacturers.  We do not use salvage parts in our operations.  We are not dependent upon any single supplier or group of suppliers for aftermarket parts or materials.

Franchise Operations

We commenced franchise operations during 2010.  Our first franchise location was originally acquired by us in 2003 and operated by us as our “Henderson” location.  It was transferred to a former employee and is now operated under a franchise agreement.  Other than the franchise agreement for the “Henderson” location, we have no continuing relationship with the former employee.  In addition, we have signed an Area Development Agreement covering Missouri, Kansas, Oklahoma and Arkansas with Henry Antolak, a non-affiliated stockholder.  Under this agreement, Mr. Antolak has the right to develop up to 40 franchise locations within the assigned area.  The first franchise location under this Area Development Agreement was opened on June 1, 2010, in St. Louis, Missouri.  We have no business relationship with Mr. Antolak other than the Area Development Agreement and the franchise agreements for locations he develops.

Our franchise operations provide franchisees with access to our proprietary management software application, confidential procedures manual, and trademarks; and to benefit from the increased purchasing power of multiple locations and our regional advertising campaigns.  In addition, we make the following services available to our franchisees:

•	site selection assistance and planning
•	operation training
•	recruiting and hiring assistance
•	grand opening and continued advertising assistance
•	updates to the management software application and operating manual and other bulletins and materials
•	assistance in developing and operating a full service aftermarket service and repair facility

Franchisees are required to pay an initial franchise fee of $30,000 for each location.  In addition, franchisees are required to pay a royalty of 6% of weekly gross sales, a national advertising contribution of 1% of gross weekly sales, and software licensing fees of $300 per month (which is waived for franchisees with accounts in good standing).  Franchisees are also expected to use 3% of weekly gross sales for local advertising.

We intend to expand our franchise operations and enter additional Development Agreements for other states and additional franchise agreements for individual locations if our initial franchise operations are successful.  Our Area Development Agreements and franchise agreements are presently offered primarily through our internet website, www.mikesmastermechanics.com, and we expect to expand our franchise operations only when we identify suitable franchisees and funds generated from franchise operations will support expansion.  There is no assurance that we will execute additional franchise agreements under our existing Area Development Agreement or that we will enter additional Area Development Agreements or franchise agreements.

As of May 31, 2010, we have incurred costs of $53,737 in preparation of franchise registration and offering materials and development of the policies and procedures relating to our franchise operations.  We expect to incur approximately $75,000 in additional costs relating to franchise operations during 2010.

Competition

The automotive aftermarket diagnostic, maintenance and repair market is estimated to be more than $150 billion and is highly fragmented with no one competitor having more than 1% of the total market.  Participants in the market include:

•
Service operations of new car dealerships.  These outlets provide aftermarket services under factory warranty and extended service policies and to purchasers that are not sensitive to the higher cost of factory parts and dealership labor rates.

•
National and local automobile aftermarket parts and accessory retailers like WalMart, NTB, AutoZone, and Pep Boys.  These outlets focus primarily on the retail sale of parts and accessories but also provide general aftermarket maintenance and repair services to customers.

•
National and local specialty shops and franchises like Lube Stop, Brake Check, Aamco and Meineke.  These outlets primarily serve customers with specific automotive problems.  They may also provide general aftermarket maintenance and repair services but do not always have the capability to diagnose and repair problems outside of their particular expertise.

•
Locally owned and operated service centers.  These outlets provide the bulk of aftermarket maintenance and repair services for owners but usually have only one location and draw the majority of their customers from within a few miles of their facility.

Many parts suppliers offer discounts or rebates based on the volume of parts purchased.  In addition, some parts suppliers consign a parts inventory to those customers that have sufficient sales volume.  Consigned inventory is paid for only when it is installed on a customer’s car and paid for by the customer.  As a result, the installer is not required to purchase or finance inventory for sale.  Smaller volume outlets are usually required to purchase parts for inventory before they are sold and incur the cost of such inventory until it is required by operations.  These concessions are informal and can be changed by suppliers at any time.  By aggregating our multiple locations and franchises, we are able to obtain volume discounts, rebates and consignment inventory when such concessions are available from suppliers.

We compete against the other constituents in the industry on the basis of price, quality of service and customer satisfaction.  We believe that our proprietary software and management systems and the qualifications and training of our technicians enable us to effectively compete with new car dealers and national retail operations on the basis of quality of services.  We also believe that our innovative compensation structure and increased purchasing power from multiple locations and franchises enable us to effectively compete with locally owned service centers on the basis of price and customer satisfaction.  Repeat customers make up more than 81% of our total revenue.

Our franchise operations compete with other businesses, both within and outside of the automotive maintenance and repair industry for franchisees.  Competition is based on the costs associated with the franchise agreement, services provided by the franchisor, and potential for profit from operating a franchise.  We believe that our initial franchise fee and maintenance costs compare favorably with other franchise opportunities and represent and appropriate value for the services we provide franchisees.

Government Regulation

Environmental Regulation.  Our operations are subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment and human health and safety, including the Comprehensive Environmental Response, Compensation and Liability Act (commonly referred to as “CERCLA” or the “Superfund Act”), the Clean Air Act, the Resource Conservation and Recovery Act, and similar state laws.  These laws and the regulations adopted by the Environmental Protection Agency (“EPA”) and similar state agencies govern the generation, transportation, treatment, storage, labeling and disposal of hazardous and non-hazardous wastes, the discharge of substances into the air and water, and the responsibility for remediation of contaminated areas.  Failure to comply with the various environmental regulations can be the basis for fines, penalties and enforcement proceedings by the EPA and state regulatory enforcement agencies.

We generate used automotive fluids such as motor oils, greases, hydraulic fluids and coolants, all of which are subject to environmental regulation and could enter the environment if not properly contained and disposed of in accordance with applicable regulations.  We estimate the costs of complying with applicable environmental regulations is between $4,000 and $6,000 per location per year, including installation and maintenance of grease traps and other systems to prevent spills from being carried into the environment by storm water runoff, the storage, transportation and disposal or recycling of waste oils, oil filters, brake fluids, coolant and other fluids, and the recovery systems for R-14 and other chlorinated fluorocarbons used as refrigerants in automotive air conditioners.  Our proprietary operating manual contains procedures to comply with applicable environmental laws and regulations.

Franchising Regulation.  Federal and state laws and regulations govern the offering, sale and termination of franchises and regulate the franchisor/franchisee relationship.  The Federal Trade Commission (“FTC”) Franchise Rule requires the presale disclosure to prospective franchisees of all information necessary to make an informed decision about the franchise opportunity, including costs, services provided, required sources of supply, location and other important rights and obligations.  In addition, 15 states (not including Nevada or Missouri) require registration of franchise offerings and require compliance with the Uniform Franchise Offering Circular Guidelines before franchises may be sold to residents in those states.  The FTC is considering replacing its Franchise Rule with a presale disclosure requirement based on the Uniform Franchise Offering Circular Guidelines.  Failure to comply with the various franchise regulations can result in fines, penalties and enforcement proceedings by the FTC and the state regulatory agencies as well as claims by franchisees.  We believe that our franchise agreements and offering materials comply with the requirements of the Franchise Rule, the Uniform Franchise Offering Circular Guidelines, and the other regulations relating to the offering of franchises in all states.

Trademarks and Service Marks

Both our direct operations and our franchise operations will be conducted under the service mark “Mike’s Master Mechanics”, an unregistered service mark.  Our direct operations in Nevada also use the trade name “AutoTech”, an unregistered service mark.

Relationship with Robert Handal

We have a material continuing relationship with Mr. Robert Handal.  In 2005, we leased a vacant facility from Mr. Handal to open our “Sahara” location.  In 2007, we acquired our “Green Valley” and “Decatur” locations from Mr. Handal for an aggregate purchase of $500,000 and, in 2008, we acquired our “Buffalo” location from Mr. Handal for an aggregate purchase price of $300,000.  The purchase price for the “Buffalo” location was financed by Mr. Handal in the form of a $300,000 promissory note payable in December 2017.  We lease the property on which the “Green Valley”, Decatur” and “Buffalo” locations are located from Mr. Handal under leases that continue through 2012.  Mr. Handal is an experienced automotive master mechanic and became an employee and stockholder following the acquisition of the “Buffalo” location.

Additional Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 and are required to file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”).  You may read and copy any materials we file with the Commission, including exhibits, at the Commission’s Public Reference Room, 100 F Street, NW, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the Commission at (800) 732-0330.  The Commission maintains a Website that contains reports, proxy and information statements and other information regarding registrants that file electronically with it.  The address of the Commission’s Website is http://www.sec.gov.  You may obtain a copy of any of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to any of those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 within a reasonable period of time after we file them with the Commission at our Website: www.mikesmastermechanics.com.

Item 1A.  Risk Factors.

We have recent operating losses, significant accumulated deficits and a working capital deficit.

We incurred net losses of $ $282,141 for fiscal 2010 and net losses of $1,442,963 for fiscal 2009.  As of March 31, 2010, we had accumulated deficits of $2,176,076 and a working capital deficit of $1,303,618.  Our operating activities used $10,518 in cash during fiscal 2010, and $190,474 in cash during fiscal 2009.  If we continue to operate at a loss and use cash in operating activities, it may be difficult or more expensive to obtain funding from lenders or other external sources, if such funding is available at all.  There is no assurance that we will be able to generate a profit from operations in the future or that funding for future operating losses will be available at the times, in the amounts, or at the cost necessary to continue operations.  If we are unable to operate at a profit or obtain funding for losses, we may default upon our outstanding debt, which could result in loss of substantially all our assets to foreclosure.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”

We may lose substantially all our assets if we default on the payment of our outstanding debt.

Certain of our indebtedness to banks is secured by substantially all our assets.  We have been unable to make principal payments on this indebtedness in the past and the bank has deferred such payments until October, 2010.  There is no assurance that we will be able to make principal payments in the future or that the bank will continue to defer the principal payments on this debt.  If we are unable to pay this indebtedness when due or refinance this debt on terms that are acceptable, the bank could foreclose upon our assets and sell them to satisfy the debt, in which event we may not be able to continue to operate our business.  In addition, the amount that we receive from the sale of our assets in a foreclosure would likely be substantially less than the amount we would receive for such assets if they were sold in an orderly manner and may not be sufficient to discharge the entire amount of the debt to the bank.  No amount is reflected on our balance sheet for the effect of a foreclosure sale of our assets.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”

We will incur additional operating expenses as a public company.

We will incur additional operating expenses as a public company relating to the preparation of audited financial statements, preparation and filing of periodic reports with the Securities and Exchange Commission, distribution of information statements or proxy materials in connection with meetings of our stockholders, and compliance with other corporate governance requirements.  Among other things, we are required to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework and to report our conclusions as the effectiveness of our internal control over financial reporting.  We will retain attorneys, accountants and other service providers to assist us in complying with these additional requirements and expect to pay additional professional fees of between $25,000 and $50,000 over the next 12 months relating to the expenses of being publically traded.  Failure to adequately and timely address the additional requirements of public companies could result in material fines and penalties.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”

The automotive service industry is highly competitive.

We compete for customers with new and used automobile dealerships, national and franchised specialty repair facilities and service centers, and local full service repair and service providers.  The principal competitive factors are location, name recognition, cost and reputation for quality services.  Many of our competitors have significant financial resources, affiliation with automobile manufacturers, or retail parts operations and do not rely solely on providing automotive maintenance and repair services.  Other competitors are recognized as specialists in oil changes, tune ups, brake repairs and service, muffler and exhaust systems, transmission overhauls and other narrow service areas.  We also compete with many of the same providers for qualified automotive technicians on the basis of compensation, insurance and other benefits, and availability of training.  Competition for customers and employees may require us to pay higher costs for qualified technicians or parts but prevent us from increasing our charges for the work we perform.  See “Business – Competition”

Changes in automotive technology could reduce the demand for our services and require additional capital expenditures or training.

Automobile design is rapidly changing and manufacturers are producing vehicles that use alternative fuels, hybrid propulsion systems, and other advanced technologies.  In addition, manufacturers are producing vehicles that are more durable, require fewer repairs, and have longer maintenance intervals.  A few manufacturers offer extended service as part of the purchase price of a new automobile and extended warranty periods during which most repairs and services are performed by the authorized dealers.  Continued development of more durable and fault tolerant vehicles, longer warranty and service policies, and extended service intervals for normal maintenance could have an adverse effect on our business by reducing the amount of repairs and maintenance performed by independent facilities.  In addition, new automobile technologies could require us to replace or update our diagnostic tools and equipment, acquire additional tools and equipment, or provide additional training to our technicians.  Such additional costs may be material and could adversely affect our results of operations.  See “Properties”

We are dependent on the availability of certain key personnel.

Our future success depends upon the continued service of Michael “Mike” Murphy and Tracy Maurstad, the individuals primarily responsible for the design and execution of our business operations.  We do not have an employment contract with either Mike or Tracy and either or both of them could terminate their participation in the business at any time or start a competitive business in the same trade area.  Likewise, we do not have key person life insurance on either Mike or Tracy and would find it difficult to hire a successor if either Mike or Tracy died or became totally disabled.  See “Directors and Executive Officers”

Availability and cost of qualified automotive technicians could adversely affect our operations.

Trained and experienced automotive technicians are in high demand and move from employer to employer to obtain higher pay, better benefits and additional training.  We compete with new and used automobile dealerships, captive service operations at large fleet operators and independent repair and maintenance facilities for qualified and experienced automotive technicians.  In addition, turnover among our technicians adversely affects our productivity and profitability because we must either hire a replacement technician with similar training and experience or invest in additional training of a less experienced technician.  There is no assurance that we will be able to hire a sufficient number of technicians with the training and experience necessary at a cost that makes our operations profitable.  See “Business – Company Competition”

Environmental regulations could result in increased costs.

Our locations handle new and used automotive lubricants and fluids in the normal course of performing vehicle maintenance and repairs.  As a result, we are subject to various federal, state and local environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials and hazardous wastes and discharge of storm water.  If any of these substances were improperly released by us or by the people we contract for transportation and disposal, we could be responsible for remediation costs, property damages and penalties, which could be material and have an adverse effect on our financial condition.  In addition, government regulation of hazardous materials is subject to change as a result of new legislation, regulations and judicial or administrative interpretations.  Any changes could result in additional risks or increase the cost of our operations.  See “Business – Government Regulation”

Franchise regulation could adversely affect our expansion plans.

We commenced franchise operations in 2010.  Franchise operations are subject to various federal and state laws and regulations relating to the offer and termination of franchises and the relationship between franchisor and franchisee.  Changes or amendments to these laws may make continued operation of a franchise business less attractive.  Failure to comply with these laws and regulations could result in liability to franchisees, fines and penalties, which could have an adverse effect on our financial condition.  In addition, government regulation of franchise operation is subject to change as a result of new legislation, regulations and judicial or administrative interpretations.  Any changes could result in additional risks or increase the cost of franchise operations.  See “Business – Government Regulation”

There is no assurance that we will sign enough franchise agreements for our franchise operations to be profitable.

We recently commenced franchise operations and have two operating franchise locations.  The success of each franchise location is largely dependant upon the efforts of the individual franchisee and local economic conditions.  In addition, we compete with other businesses, both within and outside of the automotive maintenance and repair industry, for franchisees.  There is no assurance that our franchisees will be successful or that we will be able to obtain enough franchisees that possess the necessary skill, knowledge, and finances for our franchise operations to be successful.  If our franchise operations are not successful, we could lose some or all of the money we have invested in it.  See “Business – Franchise Operations”

Two of our stockholders can exert control over matters requiring stockholder approval.

Mike Murphy, our President and a member of our board of directors, and Thomas E. Kubik beneficially own 87.1% of our outstanding common stock.  They can control all matters requiring approval by our stockholders, including the election of directors, approval of mergers and consolidations, sale of all or substantially all our assets, and amendment to our Articles of Incorporation or bylaws.  In addition, they have the power to prevent or cause a change in control on terms that other stockholders do not approve or agree with.  The existence of a controlling block may also deter others from making any attempt to gain control through acquisition of our outstanding shares without the consent of our controlling stockholders.  As a result, our stockholders are unlikely to benefit from any tender offer or other unsolicited attempt to gain control of our common stock.  See “Security Ownership of Certain Beneficial Owners and Management”

There is currently no market for our common stock, and we expect that any market that does develop will be illiquid and extremely volatile.

There currently is no market for our common stock.  The lack of a market may impair the ability of our stockholders to sell shares at the time they wish to sell or at a price considered to be reasonable.  If a market for our common stock develops in the future, we anticipate that such market would be illiquid and highly volatile because of the limited numbers of shares available for sale, limited following by financial analysts, and fluctuations in our earnings and prospects.  Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance which include stock market fluctuations and general economic and political considerations.  See “Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters”

We do not anticipate dividends will be paid on our common stock.

We do not intend to pay dividends on outstanding shares of our common stock.  We expect to use future earnings, if any, to fund our existing operations and business growth.  See “Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters”

Our bylaws and the Nevada Revised Statutes contain provisions that limit the liability and provide indemnification for our officers and directors.

As permitted by Nevada law, our bylaws provide that the officers and directors will only be liable to us for acts or omissions that constitute actual fraud, gross negligence or willful and wanton misconduct.  We may be prevented from recovering damages from our officers and directors for liabilities incurred in connection with their good faith acts for us.  In addition, our bylaws provide that we will indemnify our officers and directors from certain liabilities that they may incur as a result of actions they take in connection with the operation of our business.  Any such indemnification could result in a significant cost and deplete our financial resources.  See “Indemnification of Directors and Officers”

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our operations are conducted at one owned and five leased locations in the greater Las Vegas, Nevada, metropolitan area.  We also lease the “Henderson” location described below, which is subleased by us to a franchisee.  Each location includes office space and waiting area, four to nine service bays and related parking, driveways and access areas.  The following table contains information on each of our facilities:

Location	Total Square Feet	Service Bays	Owned or Lease Expiration Date

5833 West Tropicana Avenue Las Vegas, Nevada 89103 (“Tropicana”)	2,900	5	Owned

3665 South Durango Las Vegas, Nevada 89147 (“Durango”)	2,100	4	April 2011

4430 North Decatur Las Vegas, Nevada 89031 (“Decatur”)	3,000	6	March 2012

704 South Boulder Highway Henderson, Nevada 89015 (“Henderson”)	3,000	6	July 2012

500 South Buffalo Las Vegas, Nevada 89145 (“Buffalo”)	3,000	6	July 2012

8550 West Sahara Avenue Las Vegas, Nevada 89117 (“Sahara”)	3,800	7	March 2013

2640 Sunridge Heights Parkway Henderson, Nevada 89052 (“Green Valley”)	4,200	9	March 2012

Item 3.  Legal Proceedings.

None

Item 4.  [Removed and Reserved.]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is not listed on any securities exchange or admitted to trading on the bulletin board or other inter-dealer market or quotation system.  As of May 31, 2010, there are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock and we have not adopted any compensation plans under which shares of our common stock are authorized to be issued.   We have not agreed to register any shares of our common stock for sale under the Securities Act of 1933.

As of May 31, 2010, we had outstanding 30,747,100 shares of common stock held by 35 stockholders of record, of which 4,535,000 shares may be sold under Rule 144.  Upon the expiration of 90 days after the effective date of this registration statement, an additional 26,000,000 shares of our common stock held by our officers and directors will be eligible for sale under Rule 144, subject to our continued compliance with reporting obligations and the notice requirements, volume limitations and manner of sale provisions as set forth in that Rule.

Dividends

We have not paid and do not expect to declare or pay dividends on our common stock.  We intend to use all retained earnings to fund future growth.  Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Sales of Unregistered Securities

Between June 13, 2008, and July 15, 2008, we sold 750,000 shares of our common stock for an aggregate purchase price of $375,000 in a private placement with friends, family and other persons with whom we had prior substantial relations.  The offering was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act because there was no public solicitation for the sale of our common stock, the existence of a prior relationship between the stockholders and our executive officers, and the imposition of restrictions on the resale of the common stock.

On April 8, 2008, we issued 1,250,000 shares of our common stock to GoPublicToday.com, Inc. in exchange for consulting services relating to our efforts to become a fully reporting publicly traded company and subsequent compliance with reporting and governance requirements.  The offering was exempt from registration requirements of the Act pursuant to Section 4(2) of the Act because there was no public solicitation for this sale and the shares have restrictions on subsequent transfer.

Between April 29, 2008, and September 5, 2008, we issued a total of 1,635,000 shares of our common stock to employees and various consultants in exchange for services rendered and to be rendered.  The offering was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act because there was no public solicitation for this sale and the shares have restriction on subsequent transfer.

Between November 2008 and November 2009, we sold 112,100 shares of our common stock for an aggregate purchase price of $112,100 in an offering registered with the Nevada Secretary of State, Securities Division.  The offering was exempt from the registration requirements of the Act pursuant to Rule 504 of Regulation D under the Act.  No underwriter was involved in the offering.

On March 12, 2010, we sold 100,000 shares of our common stock for an aggregate purchase price of $50,000 in a private placement with a friend of our President.  The offering was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act because there was no public solicitation for the sale, the prior relationship between the stockholder and our President, and the imposition of restrictions on resale of the common stock.

Item 6.  Selected Financial Data.

Not Applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this registration statement.  This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties.  Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under “Risk Factors”.

Overview

We operate full service automotive maintenance and repair service shops in six company-owned locations in the greater Las Vegas, Nevada, metropolitan area and have one franchise location in Las Vegas, Nevada, and one franchise location in St. Louis, Missouri.  Expansion is planned through the establishment of additional locations that we will operate and by granting franchises to independent businesses.  As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “fiscal 2010” means the twelve months ended March 31, 2010, and “fiscal 2009” means the twelve months ended March 31, 2009.

Results of Operations

Net sales during fiscal 2010, were $4,808,994, a decrease of $169,462, or 3.4%, over net sales of $4,978,456 for fiscal 2009.  The decrease in net sales was due primarily to the continuing recession during fiscal 2010 and the continued deferral by consumers of maintenance and repair on personal automobiles.  In addition, the sale of our “Henderson” location to a former employee and conversion of that location to a franchise location in the fourth quarter of fiscal 2010 resulted in a decrease in net sales from company operated locations for fiscal 2010 that was offset by an increase in net sales from franchise operations of $175,000 for 2010.

Cost of goods sold during fiscal 2010 was $4,283,579, a decrease of $442,685, or 9.4%, compared to cost of goods sold of $4,726,264 for fiscal 2009.  Cost of goods sold as a percentage of sales improved to 89.1% for fiscal 2010 compared to 94.9% for fiscal 2009.  The reduction in cost of goods sold, both in absolute terms and as a percentage of sales, was primarily because we renegotiated the leases relating to our “Durango” and “Henderson” locations during fiscal 2010 to reduce the minimum rents and the conversion of our “Henderson” location to franchise operation.  In addition, there was no material cost of goods sold associated with the revenue from franchise operations included in net sales during fiscal 2010 so the addition of $175,000 in revenue from franchise operations contributed to the improvement in cost of goods sold as a percentage of sales.  The improvement in cost of goods sold as a percentage of sales more than offset the effects of the decline in net sales and resulted in gross profit for fiscal 2010 of $525,415, an increase of $273,223, or 108.3%, compared to gross profit of $252,192 for fiscal 2009.

Selling, general and administrative expenses during fiscal 2010 were $602,081, a decrease of $891,491, or 59.7%, compared to selling, general and administrative expenses during fiscal 2009 of $1,493,572.  The reduction in selling, general and administrative expenses was primarily the result of a decline in professional fees of $835,903 (71.9%).  The decline in professional fees during fiscal 2010 occurred because of the reduction in stock-based compensation, which was $222,222 for fiscal 2010 compared to $1,146,203 for fiscal 2009.  Stock-based compensation for 2009 included the issuance of 1,250,000 shares of stock with a fair value of $625,000 to GoPublicToday.com, Inc. in connection with consulting services relating to becoming a public company; the issuance of 1,000,000 shares of stock with a fair market value of $500,000, of which $203,703 was recognized in fiscal 2009; the issuance of 200,000 shares of stock having a fair value of $100,000 to Robert Handal in connection with consulting services relating to business development; the issuance of 400,000 shares of stock having an aggregate fair value of $200,000 to accounting firms for bookkeeping and tax services; and the issuance of 35,000 shares of stock having an aggregate fair value of $17,500 to consultants that provided human resources, business valuation and other services.  Stock-based compensation for 2010 consisted of the recognition of certain shares issued to Bobby Vavla for consulting services following the registration of our common stock with the state of Nevada in 2009.  In addition to the decrease in professional fees, advertising expenses declined by $38,532 (38.0%), reflecting deferral of certain advertising expenses.

Despite the decline in net revenue, losses from operations improved to a loss of $76,666 for fiscal 2010 compared to a loss from operations of $1,241,380 for fiscal 2009.  The improved results are primarily the result of the increase in gross profits, the inclusion of revenue from franchise operations, and the decline in selling, general and administrative expenses.  Interest expense remained relatively constant at $205,475 for fiscal 2010 compared to $201,583 for fiscal 2009.  Although interest-bearing debt during fiscal 2010 declined slightly, the shift of indebtedness from debt payable to third parties to debt payable to related parties resulted in a slight increase in the interest rates payable that offset the decrease in total interest-bearing debt.  Net losses for fiscal 2010 were $282,141 ($0.01 per share) compared to $1,442,963 ($0.05 per share) for fiscal 2009.

Liquidity and Capital Resources

We had cash on hand as of March 31, 2010 of $111,658, an increase of $43,367 compared to cash on hand as of March 31, 2009 of $68,291.  Our operating activities during fiscal 2010 used $10,518, which was funded with net cash provided by financing activities of $53,885 during fiscal 2010, and resulting in a net increase in cash of $43,367 during fiscal 2010.  Cash used by operating activities were the result of our net losses for fiscal 2010 of $282,141, which included $238,308 in non-cash compensation expenses and non-cash depreciation expenses.  Changes in balance sheet items contributed $33,313 to cash provided by operating activities and include an increase of $47,771 in accounts payable and other accrued expenses and a $7,517 decrease in accounts receivable.  The cash provided by these balance sheet changes was partially offset by a $21,975 increase in prepaid expenses.  Cash provided by financing activities during fiscal 2010 included proceeds of $162,100 from issuance of shares of our common stock.  We used the proceeds from sale of common stock to fund a net decrease in outstanding debt to related parties of $25,000 and a net decrease in other long-term debt of $93,908.

Cash used by operating activities for fiscal 2010 declined $179,956 compared to cash used by operating activities for fiscal 2009.  The decline was primarily the result of the net loss before depreciation and non-cash compensation expenses of $43,831 for fiscal 2010 compared to net loss before depreciation and non-cash compensation expenses of $260,997 in fiscal 2009.  Cash provided by financing activities for fiscal 2010 decreased $129,664 compared to cash provided by financing activities for fiscal 2008.  The decrease is the direct result of the sale of 750,000 shares of our common stock in a private placement during fiscal 2009 compared to a smaller state-registered offering and private placement of 212,100 shares during fiscal 2010.

Cash from or used in investing activities was not material in any period.

As of March 31, 2010, we had outstanding obligations to banks and other unrelated persons in the amount of $1,697,661 and obligations payable to stockholders and related parties in the amount of $548,792.  Substantially all our assets are subject to a security interest and mortgage to secure the repayment of the obligations to banks and other unrelated persons.  During fiscal 2010, we restructured the principal payments under one of our obligations to postpone principal payments until October 2010 but did not change the original maturity date.  Also during fiscal 2010, we made principal payments on obligations to banks and other unrelated persons of $25,000 and we borrowed $50,000 under a new line of credit with an unrelated party.  We expect to make payments on our obligations to banks and other unrelated persons of $770,895 in fiscal 2011, $84,960 in fiscal 2012, $93,417 in fiscal 2013, $102,018 in fiscal 2014, $162,180 in fiscal 2015, and $1,032,983 after fiscal 2015.

We lease property in six locations under non-cancelable operating leases.  All lease agreements provide for minimum lease payments and some lease agreements provide for additional rents contingent upon prescribed sales volumes or constitute net leases, which require us to pay additional rent relating to real estate taxes, insurance, rental taxes, and common area maintenance.  During fiscal 2010, we renegotiated the leases relating to our “Durango” and “Henderson” locations to reduce the minimum annual rents.  We made lease payments of $630,927 in fiscal 2010.  We will be required to make minimum payments under existing leases of at least $614,920 in fiscal 2011, $551,869 in fiscal 2012, $444,351 in fiscal 2013, $159,062 in fiscal 2014, $139,113 in fiscal 2015, and $720,409 after 2015.

Since April 1, 2009, we have required cash of approximately $400,000 per month and we generated cash from operating activities of approximately $407,000 per month.  Our cash requirements during this period included non-recurring costs relating to the commencement of franchise operations, conducting a state-registered offering of our common stock, and registration of our common stock under the Exchange Act, none of which we expect to continue during fiscal 2011.  We will incur additional expenses in the future relating to the reporting and corporate governance requirements as a public company, including the cost of establishing and documenting the effectiveness of internal control over financial reporting as required by the Securities Exchange Act of 1934 and preparing and filing periodic reports with the Securities and Exchange Commission.  We expect to pay additional professional fees of between $25,000 and $50,000 over the next 12 months relating to the expenses of being publically traded.

We will incur approximately $75,000 in additional costs relating to franchise operations during 2011.  We plan to expand our franchise operations if they are successful.  We plan to use fees paid by existing franchisees and franchise fees from new franchisees to fund any expansion of our franchise operations.  If fees generated by franchise operations are not sufficient to fund expansion of franchise operations, we may borrow additional funds to support expansion of franchise operations or delay, reduce or terminate franchise operations.

We believe our revenues and gross profit will increase during the next 12 months as the economy improves and consumers undertake deferred maintenance and repairs.  We do not expect a material increase in our selling, general and administrative expenses despite the additional costs relating to being a public company because we do not anticipate a need for additional personnel, the state-registered offering and registration of our common stock under the Exchange Act have been completed.  We do not expect to incur any material capital expenditures during the next 12 months.

We believe that cash available at March 31, 2010, together with cash generated from operating activities during fiscal 2011 will be sufficient to fund our cash requirements for the next 12 months, including all debt service, lease payments and additional expenses relating to being a public company.  If funds from operations and available cash are not sufficient, we may borrow additional funds from related parties, defer salaries payable to executives, refinance or renegotiate our existing indebtedness, incur additional indebtedness to banks or unrelated parties, delay payments to our vendors, delay advertising and other expenses, or sell or close some of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Material Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities.  We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  On an ongoing basis, we evaluate our estimates.  Actual results may differ from these estimates if our assumptions do not materialize or conditions affecting those assumptions change.

We believe the following material accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Long-Lived Assets.  ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, requires us to periodically review the carrying amounts of our property and equipment to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Impairment of Goodwill.  Goodwill represents the difference, if any, between the purchase price paid for an acquisition and the fair value of the net assets acquired in a business combination.  Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) annually, unless an event occurs that indicates a potential impairment exists.

The performance of the impairment test involves a two-step process.  The first step involves comparing the fair value of the applicable reporting unit with its aggregate carrying value, including goodwill.  We generally determine the fair value of our reporting unit using the income approach methodology of valuation that includes the discounted cash flow method.  This valuation method requires a projection of revenue and operating expenses over a five year period.  In addition, management estimates the appropriate discount rate which, as of March 31, 2010, was determined to be 7.5% as this approximates interest rate on the third party debt and advances from stockholders.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairments test to determine the amount of impairment loss.  The second step involves comparing the implied fair value of the affected reporting unit’s goodwill with carrying value of that goodwill.

Our annual impairment test was performed on March 31, 2010, and indicated our goodwill was not impaired.  At March 31, 2010, our recorded goodwill was approximately $1.2 million which has been assigned one reporting unit.  Changes in our projections, a decrease in our revenue estimates or an increase in the discount rate could decrease the estimated fair value of our reporting unit and result in a future impairment of goodwill.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data.

The financial statements included on pages F-1 through F-9 of this report are incorporated into this item.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control system is designed to provide reasonable assurance to our management, the board of directors and investors regarding reliable preparation and presentation of published financial statements.  Nonetheless, all internal control systems, no matter how well designed, have inherent limitations.  Even systems determined to be effective as of a particular date can only provide reasonable assurance with respect to reliable financial statement preparation and presentation.

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (United States) Auditing Standard No. 5), or a combination of control deficiencies, that result in there being a reasonable possibility that a material misstatement in the annual or interim financial statements would not be prevented or detected.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (COSO).  Based on our assessment, we believe that, as of March 31, 2010, our internal control over financial reporting was ineffective based on those criteria because we do not maintain an effective control environment.  Specifically, our board of directors consists of two persons, who are also our only executive officers, and no other members.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.  Management’s report is deemed furnished, rather than filed, for purposes of liability under Section 18 of the 1934 Act.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Our most recent assessment resulted in identifying the material weaknesses noted above.

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our executive officers and directors, and their ages and positions as of March 31, 2010, are as follows:

Name	Age	Position
Michael R. Murphy	54	President, Director
Tracy Maurstad	48	Secretary, Treasurer and Director

Michael “Mike” R. Murphy has been an entrepreneur and small business operator for more than 25 years.  He has been our principal stockholder and served as our President and as one of our directors since we were incorporated in June, 2002.  Before founding MK Automotive, Inc. in 2002, Mr. Murphy founded MK Systems, Inc. in 1983 and served as the Chief Executive Officer from 1983 until he sold a majority of his interest in 2002.  MK Systems, Inc. is a sales engineering company representing manufacturers of air handling and related process components and systems, including fans, blowers, air curtains, dampers, silencers and heat exchangers, and a designer and fabricator of custom heating and ventilation packages for industrial processes.  As the founder and Chief Executive Officer of MK Systems, Inc., Mr. Murphy had responsibility for the development of a sales and service operation dealing with complex mechanical systems, recruiting and training skilled engineers, designers, salespersons and technicians, and managing the financial requirements of the company.  He was also responsible for or supervised others that were responsible for maintaining relationships with suppliers, pricing and scheduling installations, and resolving customer disputes.  Mr. Murphy sold a majority of his interest in MK Systems, Inc. in 2002.  Mr. Murphy and Ms. Maurstad jointly created our business model and are jointly responsible for day to day operation.

Tracy Maurstad has been a programmer and software designer for more than 20 years.  She has served as our Secretary and Treasurer and as a director since we were incorporated in June, 2002.  Ms. Maurstad developed MK Manager™, our proprietary software application, which we use in each of our stores and license to our franchisees.  Ms. Maurstad began developing billing, bookkeeping and scheduling software systems at MK Systems, Inc. and gained expertise by writing progressively more complex programs necessary to support the business of MK Systems, Inc.  Since 2002, Ms. Maurstad has been responsible for managing our billing, invoicing, costing and sourcing operations and providing technical support to users of MK ManagerTM.  Ms. Maurstad and Mr. Murphy jointly created our business model and are jointly responsible for day to day operation.

Both Mr. Murphy and Ms. Maurstad have more than five years experience in the operation of the Company and were principally involved in developing the Company’s business model.  Mr. Murphy’s operating experience and Ms. Murstad’s programming expertise, which represent the two principal components of the business model, together with their financial commitment to the Company in the form of personal investment of time and money, support the conclusion that each should each be a director of the Company.

Mike Murphy and Tracy Maurstad are married.  No other family relationship exists among our directors, officers and principal stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities we issued.  Each such person is required to provide us with copies of the reports filed.  Based on a review of the copies of such forms furnished to us and other information, we believe that, during the fiscal year ended March 31, 2010, none of our officers, directors or owners of 10% of any class of our securities failed to report transactions in our securities or reported transactions in our securities.

Code of Ethics

We have not adopted a Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller.  Management is in the process of reviewing the requirements of an effective Code of Ethics and intends to propose the adoption of an appropriate Code of Ethics at the next meeting of our board of directors.

Committees of the Board of Directors

None of our directors are independent.  We do not have a formal Nominating, Audit, or Compensation Committee of our board of directors because our board of directors consists of two persons.  All of the functions of the Nominating, Audit, Compensation Committee are performed by the full board of directors.  Neither of our directors qualifies as an Audit Committee Financial Expert.

Item 11.  Executive Compensation.

The following table sets forth information concerning the compensation earned during our last two fiscal years by our principal executive officer.  No other employee received total compensation during any of our last two fiscal years in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus($)	All Other Compensation ($)(1)	Total ($)(1)

Mike Murphy	2010	$115,183	-	-	$115,183
President	2009	$123,183	-	-	$123,183

(1)	Does not include perquisites and other personal benefits or property unless the aggregate amount of such compensation is $10,000 or more.

We have not entered into any employment or other agreements with our chief executive officer regarding compensation, granted equity-based compensation or incentive compensation awards to our chief executive officer, or provided any retirement plan or benefits to our chief executive officer.

Director Compensation

We reimburse our directors for their reasonable expenses incurred in attending meetings of our board of directors but do not otherwise provide compensation to our directors in such capacity.  Our Restated Articles of Incorporation and bylaws contain provisions that allow us to indemnify our directors and director nominees against liabilities and other expenses incurred as the result of defending or administering any pending or anticipated legal issue in connection with their service to us if it is determined that any such director or nominee acted in good faith and in a manner which he reasonably believed was in our best interest.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the beneficial ownership of shares of our common stock by (i) all persons and groups we know to own beneficially more than 5% of outstanding shares, (ii) each of our directors, nominees and named executive officers, and (iii) all our directors and executive officers as a group.  Information is as of May 31, 2010, and is based on our books and records and information obtained from each individual.  Unless otherwise stated, the business address of each individual or group is the same as our principal executive office and shares of common stock are owned solely by the person indicated.

Name and Address of Beneficial Owner	Title or Group	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

Thomas E. Kubik	5% Stockholder	10,920,000		36.6%

Michael R. Murphy	President and Director	15,080,000	(3)	50.5%

Tracy Maurstad	Secretary, Treasurer and Director	15,080,000	(3)	50.5%

All Directors and Executive Officers as a group		15,080,000		50.5%

(1)
As of May 31, 2010, there were 29,847,100 shares of our common stock outstanding.  The number of shares of common stock owned are those “beneficially owned” as determined under the rules of the SEC, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. More than one person may be deemed to be a beneficial owner of the same securities.

(2)
The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days.  Consequently, the denominator used for calculating such percentage may be different for each beneficial owner.  As of May 31, 2010, no person was entitled to acquire shares of our common stock within 60 days.

(3)
Michael R. Murphy and Tracy Maurstad are married and 15,080,000 shares of our common stock owned of record by Michael R. Murphy are beneficially owned by Michael R. Murphy, directly, and by Tracy Maurstad, indirectly.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Michael R. Murphy, our President and a director and controlling stockholder, has made advances to us.  The advances are unsecured and bear interest at the rate of 7.5% per annum.  Mr. Murphy made advances of $25,000 and received payments of $75,000 in principal and $0 in interest during fiscal 2009.  Mr. Murphy did not make any advances to us but received payments of $25,000 in principal and $0 in interest during fiscal 2010.  As of May 31, 2010, we owed Mr. Murphy $79,263 in advances and $126,520 in interest.

Thomas Kubik, the holder of more than 5% of our outstanding stock, has made advances to us.  The advances are unsecured and bear interest at the rate of 7.5% per annum.  Mr. Kubik did not make any advances to us and we did not make any payments to Mr. Kubik during fiscal 2009 or fiscal 2010.  As of May 31, 2010, we owed Mr. Kubik $164,894 in advances and $87,551 in interest.

We contract with Tracy Maurstad, our Secretary and Treasurer and director and the wife of Michael R. Murphy, for computer support services.  We paid Ms Maurstad approximately $11,000 in fiscal 2009 and approximately $9,900 in fiscal 2010 for computer support services.  We intend to continue contracting with Ms. Maurstad for computer support services.

Item 14.  Principal Accountant Fees and Services.

The following table sets forth the aggregate fees paid to MaloneBailey, LLP for audit services rendered in connection with the audits and reviews of our consolidated financial statements and reports for fiscal 2009 and fiscal 2010.

	Year Ended March 31,
Description of Fees	2010	2009

Audit Fees	$17,500	$20,000
Non-Audit Fees	-	-
Tax fees	-	-
All Other Fees	-	-

The board of directors has instructed MaloneBailey, LLP that any fees for non-audit services must be approved by the board of directors before they may be incurred.  We did not incur any non-audit fees to MaloneBailey, LLP during fiscal 2010.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

The following financial statements are filed as part of this report:

The following documents are filed as exhibits to this report.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of MK Automotive, Inc., dated April 1, 2008 (incorporated by reference to the Company’s Form 10 filed on March 22, 2010).
3.2	Amended and Restated Bylaws of MK Automotive, Inc., dated as of March 27, 2008 (incorporated by reference to the Company’s Form 10 filed on March 22, 2010).
4.1	Form of MK Automotive, Inc. Certificate of Common Stock, $.001 par value per share (incorporated by reference to the Company’s Form 10 filed on March 22, 2010).
10.1
Commercial Lease, dated April 1, 2008, between MK Automotive, Inc. and Robbie Handal or his designee relating to 500 Buffalo, Las Vegas, Nevada (incorporated by reference to the Company’s Form 10 filed on March 22, 2010).

10.2
Commercial Lease, dated March 15, 2007, between MK Automotive, Inc. and Robert Handal or his designee relating to 4430 North Decatur, Las Vegas, Nevada (incorporated by reference to the Company’s Form 10 filed on March 22, 2010).

10.3
Commercial Lease, dated November 11, 2005, between MK Automotive, Inc. and Robbie Handal or his designee relating to 8550 W. Sahara, Las Vegas, Nevada (incorporated by reference to the Company’s Form 10 filed on March 22, 2010).

10.4
Shopping Center Lease, dated May 1, 2009, between MK Automotive, Inc. and DMEP Global Plaza West, LLC & DMEP Global Plaza West 1-8, LLC relating to 3665 S. Durango, Las Vegas, Nevada (incorporated by reference to the Company’s Form 10 filed on March 22, 2010).

10.5
Shopping Center Lease, dated April 27, 1999, between Drews Auto, Inc. and Southrim Properties, LLC relating to 700 South Boulder Highway, Henderson, Nevada, together with Second Amendment to Shopping Center Lease, dated May 15, 2009, between Kaufman Boulder Marketplace (as successor to Southrim Properties, LLC) and MK Automotive, Inc. as successor to Drews Auto, Inc. (incorporated by reference to the Company’s Form 10 filed on March 22, 2010).

10.6
Commercial Lease, dated March 15, 2007, between MK Automotive, Inc. and Robert Handal or his designee relating to 2640 Sunridge Heights Parkway, Henderson, Nevada (incorporated by reference to the Company’s Form 10 filed on March 22, 2010).

10.7
Promissory Note, dated December 23, 2005, in the original principal amount of $500,000 payable to First Choice Bank, as amended (incorporated by reference to the Company’s Form 10 filed on March 22, 2010).

10.8	Promissory Note, dated May 7, 2007, in the original principal amount of $200,000 payable to First Choice Bank, as amended (incorporated by reference to the Company’s Form 10 filed on March 22, 2010).
10.9	Promissory Note, dated April 1, 2008, in the original principal amount of $300,000 payable to Robbie Handal (incorporated by reference to the Company’s Form 10 filed on March 22, 2010).
10.10	Amended Contract for Services, dated October 16, 2008, between MK Automotive, Inc. and GoPublicToday.com, Inc. (incorporated by reference to the Company’s Form 10 filed on March 22, 2010).
10.11	Consulting Services Agreement, dated April 2, 2008, between MK Automotive, Inc. and Bobby Vavla (incorporated by reference to the Company’s Form 10 filed on March 22, 2010).
10.12	Asset Purchase Agreement, dated April 1, 2008, between MK Automotive, Inc. and Robert Handal (incorporated by reference to the Company’s Form 10 filed on March 22, 2010).
10.13	Business Equity Purchase Agreement, dated February 16, 2010, between MK Automotive, Inc. and Romulo Roderiques (incorporated by reference to the Company’s Form 10/A filed on May 4, 2010).
10.14	Area Developer Agreement, dated November 16, 2009, between MK Automotive, Inc. and Henry Antolak (incorporated by reference to the Company’s Form 10/A filed on May 4, 2010).
10.15	Franchise Agreement, dated February 16, 2010, between MK Automotive, Inc. and R & R Auto, Inc. (incorporated by reference to the Company’s Form 10/A filed on May 4, 2010).
10.16	Franchise Agreement dated November 17, 2009, between MK Automotive, Inc. and AZ Development L.L.C. (incorporated by reference to the Company’s Form 10/A filed on May 4, 2010).
10.17	Promissory Note, dated May 7, 2007, in the original principal amount of $1,120,000, payable to First Choice Bank (incorporated by reference to the Company’s Form 10/A filed on May 4, 2010).
31.1*	Certification of our Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 30, 2010	MK AUTOMOTIVE, INC.

	By:	/s/ Michael R. Murphy
Michael R. Murphy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Michael R. Murphy	President, Chief Executive Officer and Director	June 29, 2010
(Principal Executive Officer)
Michael R. Murphy

/s/ Tracy Maurstad	Treasurer, Chief Financial Officer and Director	June 29, 2010
(Principal Financial Officer) (Principal Accounting Officer)
Tracy Maurstad

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
MK Automotive, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of MK Automotive, Inc. (a Nevada Corporation) as of March 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
June 30, 2010

MK Automotive, Inc.
Balance Sheets
March 31, 2010 and 2009

	2010	2009
ASSETS
CURRENT ASSETS
Cash	$111,658	$68,291
Accounts receivable	28,088	35,605
Prepaid expenses and other current assets	35,432	13,457
Total current assets	175,178	117,353

PROPERTY AND EQUIPMENT
Building	480,620	480,620
Furniture, fixtures and equipment	158,079	158,079
	638,699	638,699
Less - accumulated depreciation	(207,727)	(191,641)
	430,972	447,058
Land	919,380	919,380
	1,350,352	1,366,438

GOODWILL	1,218,379	1,218,379
Total assets	$2,743,909	$2,702,170

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - trade	$181,032	$136,969
Accrued expenses and other current liabilities	209,325	229,512
Accrued interest - related party	214,256	190,359
Line of credit	103,288	92,594
Advances from shareholders	244,157	269,157
Current portion of long-term debt - related party	103,062	141,276
Current portion of long-term debt - third party	423,676	99,330
Total Current Liabilities	1,478,796	1,159,197

LONG-TERM LIABILITIES
Long-term debt - third party, net of current portion	1,273,985	1,573,543
Long-term debt - related party, net of current portion	201,573	282,056
Total Liabilities	2,954,354	3,014,796

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 50,000,000 shares authorized; 29,847,100
and 29,635,000 shares issued and outstanding	29,847	29,635
Additional paid in capital	1,935,784	1,551,674
Accumulated deficit	(2,176,076)	(1,893,935)
Total stockholders' deficit	(210,445)	(312,626)
Total liabilities and stockholders' deficit	$2,743,909	$2,702,170

The accompanying footnotes are an integral part of these financial statements

MK Automotive, Inc.
Statements of Operations
For the Years ended March 31, 2010 and 2009

	2010	2009

Net Sales	$4,808,994	$4,978,456
Cost of Goods Sold	4,283,579	4,726,264
Gross Profit	525,415	252,192

Selling, general and administrative expenses
Salaries, wages and employee benefits	126,816	143,510
Advertising	62,980	101,512
Bank charges	73,749	69,921
Professional fees	327,414	1,163,049
Bad debt	11,390	15,580
	602,081	1,493,572

Loss from operations	(76,666)	(1,241,380)

Other expense
Interest expense	205,475	201,583

Net loss	(282,141)	(1,442,963)

Basic and diluted earnings (loss) per share	(0.01)	(0.05)

Weighted average shares outstanding	29,726,353	29,202,110

The accompanying footnotes are an integral part of these financial statements

MK Automotive
Statement of Stockholders' Equity (Deficit)
For the Years Ended March 31, 2010 and March 31, 2009

			Additional
	Capital Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2008	26,000,000	26,000	34,106	(450,972)	(390,866)

Stock issued for cash	750,000	750	374,250	-	375,000

Stock issued for services	2,885,000	2,885	1,143,318	-	1,146,203

Net loss for the year				(1,442,963)	(1,442,963)

Balance, March 31, 2009	29,635,000	29,635	1,551,674	(1,893,935)	(312,626)

Stock issued for cash	212,100	212	161,888		162,100

Share-based compensation	-	-	222,222		222,222

Net loss for the year				(282,141)	(282,141)

Balance, March 31, 2010	29,847,100	29,847	1,935,784	(2,176,076)	(210,445)

The accompanying footnotes are an integral part of these financial statements

MK Automotive, Inc.
Statements of Cash Flows
For the Years ended March 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(282,141)	$(1,442,963)
Adjustments to reconcile net loss to net cash from operating activities::
Stock-based compensation	222,222	1,146,203
Depreciation	16,086	35,763
Changes in operating assets and liabilities:
Accounts receivable	7,517	(2,948)
Prepaid expenses and other current assets	(21,975)	(805)
Accounts payable - trade	44,061	(26,174)
Accrued expenses and other current liabilities	3,712	100,450
Net cash used in operating activities	(10,518)	(190,474)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholders	-	25,000
Payment of advances from shareholders	(25,000)	(75,000)
Proceeds from (payments on) line of credit, net	10,693	(2,238)
Proceeds from long-term debt	50,000	-
Repayments of long-term debt	(143,908)	(139,213)
Sale of common stock	162,100	375,000

Net cash provided by financing activities	53,885	183,549

NET INCREASE (DECREASE) IN CASH	43,367	(6,925)

CASH AT BEGINNING OF PERIOD	68,291	75,216

CASH AT END OF PERIOD	$111,658	$68,291

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$187,413	$179,398
Income taxes paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Acquisition of business through issuance of debt	-	$300,000

The accompanying footnotes are an integral part of these financial statements

MK AUTOMOTIVE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Nature of the Business

MK Automotive, Inc. (“the Company”) operates a chain of full service automotive repair and service shops serving customers in the greater Las Vegas, Nevada metropolitan area.  Further expansion is planned primarily through the establishment of a nationwide franchise division.

The Company was formed as a Nevada corporation on June 20, 2002.

NOTE 2 - Summary of Significant Accounting Policies

Use of Estimates – Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from these estimates.

Accounts receivable – Accounts receivable is recorded net of any allowance for expected losses. The allowance is estimated from historical performance and projections of trends.

Property and Equipment – Property and equipment are stated at cost. Expenditures for major renewals and replacements are capitalized. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets, which range from 5 to 39 years for financial reporting purposes. Expenditures for maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the amounts applicable to such items are removed from the related assets and accumulated depreciation accounts and any resulting gain or loss is credited or charged to income.

Goodwill – Goodwill represents the excess of the cost of an acquired entity over the fair value of the net amount assigned to assets acquired and liabilities assumed. Goodwill is not required to be amortized but is tested annually for impairment and more often if circumstances require. Based upon the Company’s review at March 31, 2010 and 2009, no impairment was required.

Long-Lived Assets – The Company periodically reviews the carrying amounts of its property and equipment to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. At March 31, 2010 and 2009 no such impairment exists.

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, or the sales price is fixed or determinable, and collectability is reasonably assured.  This typically occurs when the automotive repair or service has been completed according to specifications, tested, and he customer takes possession of the completed vehicle.

Revenues also include franchise royalties based upon a percentage of the gross revenue generated by each franchised location and other franchise-related fees for services provided to franchisees under the terms of their franchise agreements (including, but not limited to, the initial franchisee fees and training fees).

Income Taxes – The Company has adopted the provisions of FASB ASC Topic 740, “Income Taxes.” As required under ASC 740, the Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statements and tax bases of assets and liabilities at the applicable tax rates. A valuation allowance is utilized when it is more likely than not, that some portion of, or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC 740, the Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

Basic and Diluted Loss Per Share – The Company computes loss per share in accordance with ASC 260, ‘‘Earnings per Share’’ which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Reclassifications – Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

Recent Accounting Pronouncements – Effective July 1, 2009, we adopted the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principles." ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

NOTE 3 - Debt

Long-term debt at March 31, 2010 and 2009 consist of:

	2010	2009

Note payable to a bank, with interest-only payment at the 3-year U.S. Treasury Note rate plus 2.5% maturing on July 23, 2010; secured by accounts receivable and other assets. The Company expects to refinance this note at maturity to extend the due date beyond one year	$383,363	$383,363

Note payable to a bank, with 86 remaining principal and interest payments of $8,359 and a balloon payment of $901,254 on May 7, 2017, with interest at the 5-year U.S. Treasury Note rate plus 2.75%; secured by certain real property and accounts receivable.	1,072,602	1,089,510

Note payable to a bank, with interest-only payments at 7.5% through October 2009, then 54 monthly principal and interest payments of $2,899 with interest at 7.5%, then 37 monthly payments of $2,774 ending on May 7, 2017 maturity date, with interest at the 5-year U.S. Treasury Note rate plus 2.75%; secured by a 2nd mortgage on real property and accounts receivable.	191,696	200,000

Note payable to an unrelated individual with interest at 5%; maturing August 1, 2014; accrued interest and principal payable at the maturity date	50,000	-

Related party loans (see Note 4)	548,792	423,332
	2,246,453	2,096,205

Less – current maturities	(770,895)	(240,606)

	$1,475,558	$1,855,599

Payments of long-term debt are expected to be made as follows:

2011	$770,895
2012	84,960
2013	93,417
2014	102,018
2015	162,180
Thereafter	1,032,983
$2,246,453

In May and December 2009 one of the Company’s notes payable were amended to postpone certain principal payments though the original maturity date did not change.  The amendments were accounted for as debt modifications since the amended note agreements were not substantially different than the original note agreement due to the present value of the change in cash flows being less than 10% and because there is no change in the creditor.

NOTE 4 - Related party transactions

In April 2008, the Company issued a promissory note to an employee for $300,000 to finance the acquisition of the Buffalo location.  The loan carries interest at 10% and is due on December 31, 2017.  As of March 31, 2010, the outstanding balance is $248,207.  Of that amount $46,634 is included in the current portion and $201,573 is included in long-term debt in the balance sheets.

In April 2007, the Company borrowed $304,007 from a shareholder. The loan carries interest from 8.25% to 10.2%.  As of March 31, 2010, the outstanding balance was $56,428 and is included in current portion of long-term debt in the balance sheets.

The Company has unsecured advances from the controlling shareholders which are subject to interest of 7.5%.  As of March 31, 2010, the outstanding balance for these advances amounted to $244,157.

In addition, one of the Company’s directors also provided computer support services to the Company. Total expenses incurred for such services for the years ended March 31, 2010 and 2009 amounted to approximately $10,000 and $12,000, respectively.

NOTE 5 - Income taxes

Effective March 31, 2008, the Company terminated its “S” Corporation status.  As of March 31, 2010, the Company has a net operating loss carry forward of $505,258 that may be available to reduce future years’ taxable income through 2030.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	March 31, 2010	March 31, 2009
Statutory Tax Rate	34%	34%
Deferred Tax Asset	$20,067	$100,000
Valuation Allowance	$(20,067)	$(100,000)
Net Deferred Tax Asset	$—	$—

The changes in the valuation allowance for the years ending March 31, 2010 and 2009 were $79,933 and $100,000, respectively.  The effective rate differs from the statutory rate due to the valuation allowance.

NOTE 6 - Leases

The Company leases property in 6 locations under non-cancelable operating leases.  While all of the agreements provide for minimum lease payments, some provide for additional rentals contingent upon prescribed sales volumes or are net leases which require the Company to pay additional rent relative to real estate taxes and common area maintenance. Most of the leases contain renewal options. The leases call for escalating rent payments and as such, the Company is recognizing the rental expense on a straight-line basis over the lease term. As a result, at March 31, 2010 and 2009, a deferred rental obligation of $140,256 and $199,713 is recorded.

The following is a schedule of future minimum lease payments required under the above leases at March 31, 2010:

2011	$614,920
2012	551,869
2013	444,351
2014	159,062
2015	139,113
Later years	720,409

Minimum lease payments exclude contingent rentals, additional rent and rentals under renewal options, which as of March 31, 2010 are not reasonably assured of being exercised.

NOTE 7 - Stockholders’ Equity

On April 1, 2008, the Company increased its authorized capital stock to 50,000,000 shares to reflect a 10,400:1 forward stock split and increased the par value to $.001 per share.

On various dates in April and August 2008, the Company issued 2,885,000 common shares to various parties, valued at $1,146,203, as payment of services. These shares were considered as earned based on the performance of the related services or achievement of certain milestones as set out in the corresponding agreements.

On various dates in June and July 2008, the Company sold 750,000 shares for cash at $.50 a share for a total of $375,000.

On various dates in July, August and September 2009, the Company sold 112,100 shares for cash for $1.00 a share for a total of $112,100.

On January 12, 2010, the Company sold 100,000 shares for cash for $.50 a share for a total of $50,000.

A total of 1,000,000 shares were issued for services on April, 29, 2008 for services performed over a 27 month period using the PPM price of $.50/share at the grant date for a total value of $500,000.  In the current year, the Company recognized an expense of $222,222 relating to services. As of March 31, 2010, $74,778 has not been recognized.

NOTE 8 – Franchising

On March 1, 2010, the Company sold a Franchise for a purchase price of $150,000 for a property located in Nevada.  The agreement is for a term of 10 years with the option to renew the agreement for an additional 10 years.  Under the terms of the agreement, the franchisor is to pay the Company an initial franchise fee of $30,000, a licensing fee of $150 a month and a 6% royalty fee on gross sales.  In June 2010 a new franchise was opened in St. Louis under the same terms as noted above.

NOTE 9 - Subsequent Events

In June, 2010 a new franchise was opened in St. Louis for a purchase price of $150,000, $30,000 of which relates to the initial franchise fee.  The agreement is for a term of 10 years with the option to renew the agreement for an additional 10 years.  Under the terms of the agreement, the franchisor is to pay the Company an initial franchise fee of $30,000, a licensing fee of $150 a month and a 6% royalty fee on gross sales.

EXHIBIT INDEX

Number	Description
31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Chief Executive Officer, and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.