Form 10-Q
period 2010-06-30
MK Automotive, Inc.
filed 2010-08-16
CIK 1486452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

or

☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _________

Commission File Number:  000-53911

MK AUTOMOTIVE, INC. (Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	43-1965656 (IRS Employer Identification No.)

5833 West Tropicana Avenue Las Vegas, Nevada (Address of principal executive offices)	89103 (Zip Code)

(702) 227-8324 (Registrant’s Telephone Number, Including Area Code)

N/A (Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

This report contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Forward-looking statements are speculative and uncertain and not based on historical facts.  Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including those discussed under “Business,” “Risk Factors” and “Financial Information”.  These uncertainties and other factors are more fully described under Part I, Item 1A of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 6, 2010 and include:

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

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4T.	Controls and Procedures	6

	PART II
Item 6.	Exhibits	7

PART I

Item 1.  Financial Statements.

MK Automotive, Inc.
Balance Sheets
(Unaudited)

	June 30,	March 31,
ASSETS	2010	2010
CURRENT ASSETS
Cash	$86,024	$111,658
Accounts receivable	33,768	28,088
Prepaid expenses and other current assets	33,288	35,432
Total current assets	153,080	175,178

PROPERTY AND EQUIPMENT
Building	480,620	480,620
Furniture, fixtures and equipment	158,079	158,079
	638,699	638,699
Less - accumulated depreciation	(207,727)	(207,727)
	430,972	430,972
Land	919,380	919,380
	1,350,352	1,350,352
GOODWILL	1,218,379	1,218,379
Total Assets	$2,721,811	$2,743,909

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable – trade	$169,260	$181,032
Accrued expenses and other current liabilities	156,776	209,325
Accrued interest – related party	214,015	214,256
Line of credit	99,817	103,288
Advances from shareholders	235,857	244,157
Current portion of long-term debt – related party	47,415	103,062
Current portion of long-term debt – third party	424,453	423,676
Total Current Liabilities	1,347,593	1,478,796

LONG-TERM LIABILITIES
Long-term debt – third party, net of current portion	1,263,606	1,273,985
Long-term debt – related party, net of current portion	194,905	201,573
Total Liabilities	2,806,104	2,954,354

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 50,000,000 shares authorized; 29,847,100
shares issued and outstanding	29,847	29,847
Additional paid in capital	1,991,340	1,935,784
Accumulated deficit	(2,105,480)	(2,176,076)
Total Stockholders’ Deficit	(84,293)	(210,445)
Total Liabilities and Stockholders’ Deficit	$2,721,811	$2,743,909

The accompanying footnotes are an integral part of these unaudited financial statements.

MK Automotive, Inc.
Statements of Operations
(Unaudited)
For the Three Months ended June 30, 2010 and 2009

	2010	2009
Net Sales	$1,152,895	$1,165,058
Cost of Goods Sold	896,599	1,027,250
Gross Profit	256,296	137,808

Selling, general and administrative expenses
Salaries, wages and employee benefits	26,013	38,258
Advertising	11,430	18,112
Bank charges	18,072	18,384
Professional fees	91,354	12,756
Bad debt	1,589	(710)
	148,458	86,800

Income from operations	107,838	51,008

Other income (expense)
Interest income	597	-
Interest expense	(37,839)	(45,438)
Total other expense	(37,242)	(45,438)

Net income	70,596	5,570

Basic and diluted earnings per share	0.00	0.00

Weighted average shares outstanding	29,847,100	29,635,0000

The accompanying footnotes are an integral part of these unaudited financial statements.

MK Automotive, Inc.
Statements of Cash Flows
(Unaudited)
For the Three Months ended June 30, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$70,596	$5,570
Adjustments to reconcile net income to net cash from operating activities::
Stock-based compensation	55,556	-
Depreciation	-	8,942
Changes in operating assets and liabilities:
Accounts receivable	(5,680)	(767)
Prepaid expenses and other current assets	2,144	2,373
Accounts payable - trade	(11,772)	18,912
Accrued expenses and other current liabilities	(52,790)	5,276
Net cash provided by operating activities	58,054	40,306

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of advances from shareholders/related parties	(8,300)	(15,748)
Payments on line of credit, net	(3,471)	(2,456)
Repayments of long-term debt	(71,917)	(4,224)
Net cash used in financing activities	(83,688)	(22,428)

NET INCREASE (DECREASE) IN CASH	(25,634)	17,878

CASH AT BEGINNING OF PERIOD	111,658	68,291

CASH AT END OF PERIOD	$86,024	$86,169

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$31,581	$29,139
Income taxes paid	-	-

The accompanying footnotes are an integral part of these unaudited financial statements.

MK AUTOMOTIVE, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of MK Automotive, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the SEC and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in MK Automotive’s Annual Report on Form 10-K for the year ended March 31, 2010 filed on July 6, 2010.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2010, as reported in the Form 10-K have been omitted.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the financial statements and the notes to those statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 6, 2010.  This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties.  Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K.

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

Results of Operations

Net sales the three months ended June 30, 2010 were $1,152,895, a decrease of $12,163, or 1.0%, over net sales of $1,165,058 for the three months ended June 30, 2009.  The decrease in net sales was due primarily to the sale of our “Henderson” location to a former employee and conversion of that location to a franchise location in the fourth quarter of fiscal 2010.  As a result of that transaction, net sales from company-operated locations declined by $132,128 for the three months ended June 30, 2010.  The decline in sales from company-operated locations was offset by an increase in average net sales per company-operated location to $187,044 for the three months ended June 30, 2010, compared to $166,437 for the three months ended June 30, 2009 and net sales from franchise operations of $30,633 for the three months ended June 30, 2010.

Cost of goods sold during the three months ended June 30, 2010 was $896,599, a decrease of $130,651, or 12.7%, compared to cost of goods sold of $1,027,250 for the three months ended June 30, 2009.  Cost of goods sold as a percentage of sales improved to 77.8% for the three months ended June 30, 2010 compared to 88.2% for the three months ended June 30, 2009.  The reduction in cost of goods sold, both in absolute terms and as a percentage of sales, was primarily because we renegotiated the leases relating to our “Durango” and “Henderson” locations during fiscal 2010 to reduce the minimum rents and the conversion of our “Henderson” location to franchise operation.  In addition, there was no material cost of goods sold associated with the revenue from franchise operations included in net sales during the three months ended June 30, 2010 so the addition of $30,633 in revenue from franchise operations contributed to the improvement in cost of goods sold as a percentage of sales.  The improvement in cost of goods sold as a percentage of sales more than offset the effects of the decline in net sales and resulted in gross profit for the three months ended June 30, 2010 of $256,296, an increase of $118,488, or 86.0%, compared to gross profit of $137,808 for the three months ended June 30, 2009.

Selling, general and administrative expenses during three months ended June 30, 2010 were $148,458, an increase of $61,657, or 71.0%, compared to selling, general and administrative expenses during three months ended June 30, 2009 of $86,801.  The increase in selling, general and administrative expenses was primarily the result of an increase in professional fees of $78,598 (616.2%).  The increase in professional fees during three months ended June 30, 2010 occurred because of the increase in stock-based compensation, which was $55,556 for three months ended June 30, 2010 compared to none for the three months ended June 30, 2009.  Stock-based compensation for the three months ended June 30, 2010 consisted of the recognition of certain shares issued to Bobby Vavla for consulting services following the registration of our common stock with the state of Nevada in 2009.  In addition to the increase in professional fees, bad debt increased by $2,299 (323.8%).  The increases in professional fees and bad debts were partially offset by a decrease in salaries, wages and employee benefits of $12,245 (32.0%), reflecting reductions in executive and administrative salaries in response to recessionary pressures, and a decrease in advertising expenses of $6,682 (36.9%), reflecting the deferral of certain advertising expenses.

Despite the decline in net revenue, income from operations improved to $107,838 for three months ended June 30, 2010 compared to $51,008 for three months ended June 30, 2009.  The improved results are primarily the result of the increase in gross profits.  Interest expense for the three months ended June 30, 2010 were $37,839, a decrease of $8,196 or 18.0% compared to interest expense of $45,438 for three months ended June 30, 2009.  Interest-bearing debt during three months ended June 30, 2010 declined slightly compared to interest-bearing debt outstanding during the three months ended June 30, 2009.  In addition, the average cost of indebtedness declined as a result of a shift in obligations from indebtedness to related parties at relatively high interest rates to indebtedness to third parties at lower interest rates.  Net income for three months ended June 30, 2010 was $70,596 ($0.00 per share) compared to $5,570 ($0.00 per share) for three months ended June 30, 2009.

Liquidity and Capital Resources

We had cash on hand as of June 30, 2010 of $86,024, a decrease of $25,634 compared to cash on hand as of March 31, 2010 of $111,658.  Our operating activities during three months ended June 30, 2010 provided $58,054.  Cash provided by operating activities was the result of our net income for three months ended June 30, 2010 of $70,596, which included $55,556 in non-cash compensation expenses.  Changes in balance sheet items used $68,098 of cash provided by operating activities and include a decrease of $64,562 in accounts payable and other accrued expenses and a $5,680 increase in accounts receivable.  The cash provided by these balance sheet changes was partially offset by a $2,144 decrease in prepaid expenses.  We used net cash from operating activities and $25,634 of the cash available at March 31, 2010 to reduce outstanding advances from related parties, reduce the amount outstanding under our line of credit of line, and repay long-term debt.

As of June 30, 2010, we had outstanding obligations to banks and other unrelated persons in the amount of $1,787,876 and obligations payable to stockholders and related parties in the amount of $478,177.  Substantially all of our assets are subject to a security interest and mortgage to secure the repayment of the obligations to banks and other unrelated persons.  During fiscal 2010, we restructured the principal payments under one of our obligations to postpone principal payments until October 2010 but did not change the original maturity date.

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

Since April 1, 2010, we have required cash of approximately $342,000 per month and we generated cash from operating activities of approximately $384,000 per month.  The difference was used primarily to reduce our outstanding indebtedness.  We will incur additional expenses in the future relating to the reporting and corporate governance requirements as a public company, including the cost of establishing and documenting the effectiveness of internal control over financial reporting as required by the Securities Exchange Act of 1934 and preparing and filing periodic reports with the Securities and Exchange Commission.  We expect to pay additional professional fees of between $25,000 and $50,000 over the next 12 months relating to the expenses of being publically traded.

We will incur approximately $75,000 in additional costs relating to franchise operations during fiscal 2011.  We plan to expand our franchise operations if they are successful.  We plan to use fees paid by existing franchisees and franchise fees from new franchisees to fund any expansion of our franchise operations.  If fees generated by franchise operations are not sufficient to fund expansion of franchise operations, we may borrow additional funds to support expansion of franchise operations or delay, reduce or terminate franchise operations.

We expect revenue to increase during the next 12 months as consumers undertake deferred maintenance and repairs.  In addition, we believe our gross profit will continue to increase during the next 12 months as a result of increased franchise operations.  We do not expect to incur any material capital expenditures during the next 12 months.

We believe that cash available at June 30, 2010, together with cash generated from operating activities during fiscal 2011 will be sufficient to fund our cash requirements for the next 12 months, including all debt service, lease payments and additional expenses relating to being a public company.  If funds from operations and available cash are not sufficient, we may borrow additional funds from related parties, defer salaries payable to executives, refinance or renegotiate our existing indebtedness, incur additional indebtedness to banks or unrelated parties, delay payments to our vendors, delay advertising and other expenses, or sell or close some of our operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6.  Exhibits.

The following documents are filed as exhibits to this report.

Exhibit No.	Description

31.1*	Certification of our Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with this Report
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MK AUTOMOTIVE, INC.

Date: August 16, 2010	By:	/s/ Michael R. Murphy
Michael R. Murphy
President and Chief Executive Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Principal Executive Officer and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.