Form 10-Q
period 2010-09-30
MK Automotive, Inc.
filed 2010-11-18
CIK 1486452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes  ☒ No

There were 29,847,100 shares of issuer’s Common Stock outstanding as of September 30, 2010.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Forward-looking statements are speculative and uncertain and not based on historical facts.  Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.  These uncertainties and other factors are more fully described under Part I, Item 1A of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 6, 2010 and include:

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

i

TABLE OF CONTENTS

		Page
PART I
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	7
Item 4.	Controls and Procedures	7

PART II
Item 5.	Other Information	7
Item 6.	Exhibits	7

ii

PART I

Item 1.  Financial Statements.

MK Automotive, Inc.
Balance Sheets
(Unaudited)
September 30, 2010 and March 31, 2010

	September 30,	March 31,
ASSETS	2010	2010
CURRENT ASSETS
Cash	$39,028	$111,658
Accounts receivable	41,808	28,088
Prepaid expenses and other current assets	43,090	35,432
Total current assets	123,926	175,178

PROPERTY AND EQUIPMENT
Building	480,620	480,620
Furniture, fixtures and equipment	158,079	158,079
	638,699	638,699
Less - accumulated depreciation	(215,769)	(207,727)
	422,930	430,972
Land	919,380	919,380
	1,342,310	1,350,352
GOODWILL	1,218,379	1,218,379
Total Assets	$2,684,615	$2,743,909

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable – trade	$192,342	$181,032
Accrued expenses and other current liabilities	140,243	209,325
Accrued interest – related party	219,475	214,256
Line of credit	96,513	103,288
Advances from shareholders	225,857	244,157
Current portion of long-term debt – related party	36,890	103,062
Current portion of long-term debt – third party	584,990	423,676
Total Current Liabilities	1,496,310	1,478,796

LONG-TERM LIABILITIES
Long-term debt – third party, net of current portion	1,093,280	1,273,985
Long-term debt – related party, net of current portion	177,165	201,573
Total Long Term Liabilities	1,270,445	1,475,558
Total Liabilities	2,766,755	2,954,354
STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 50,000,000 shares authorized; 29,847,100
shares issued and outstanding	29,847	29,847
Additional paid in capital	1,991,340	1,935,784
Accumulated deficit	(2,103,327)	(2,176,076)
Total Stockholders’ Deficit	(82,140)	(210,445)
Total Liabilities and Stockholders’ Deficit	$2,684,615	$2,743,909

The accompanying footnotes are an integral part of these unaudited financial statements.

MK Automotive, Inc.
Statements of Operations
(Unaudited)
For the Three and Six Months ended September 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net Sales	$1,237,529	$1,306,294	$2,390,424	$2,471,352
Cost of Goods Sold	1,056,681	1,216,566	1,953,280	2,243,816
Gross Profit	180,848	89,728	437,144	227,536

Selling, general and administrative expenses
Salaries, wages and employee benefits	32,964	39,132	58,977	77,390
Advertising	9,529	14,543	20,959	32,655
Bank charges	22,579	20,604	40,651	38,988
Professional fees	68,602	44,026	159,956	56,783
Bad debt	341	-	1,930	(710)
	134,015	118,305	282,473	205,106

Income (loss) from operations	46,833	(28,577)	154,671	22,430

Other income (expense)
Interest income	586	-	1,183	-
Interest expense	(45,266)	(35,954)	(83,105)	(81,392)

Total other expense	(44,680)	(35,954)	(81,922)	(81,392)

Net income (loss)	2,153	(64,531)	72,749	(58,962)

Basic and diluted earnings per share	0.00	(0.00)	0.00	(0.00)

Weighted average shares outstanding	29,847,100	29,202,110	29,847,100	29,202,110

The accompanying footnotes are an integral part of these unaudited financial statements.

MK Automotive, Inc.
Statements of Cash Flows
(Unaudited)
For the Six Months ended September 30, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$72,749	$(58,962)
Adjustments to reconcile net income to net cash from operating activities::
Stock-based compensation	55,556	-
Depreciation	8,042	17,883
Changes in operating assets and liabilities:
Accounts receivable	(13,720)	(8,176)
Prepaid expenses and other current assets	(7,658)	2,872
Accounts payable - trade	11,310	56,792
Accrued expenses and other current liabilities	(63,863)	9,504
Net cash provided by operating activities	62,416	19,913

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	112,097
Payment of advances from shareholders	(18,300)	(15,000)
Proceeds (payments) on line of credit, net	(6,774)	11,128
Proceeds of long-term debt	-	50,000
Repayments of long-term debt	(109,972)	(45,609)
Net cash provided (used) in financing activities	(135,046)	112,616

NET INCREASE (DECREASE) IN CASH	(72,630)	132,529

CASH AT BEGINNING OF PERIOD	111,658	68,291

CASH AT END OF PERIOD	$39,028	$200,820

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$68,684	$72,387
Income taxes paid	-	-

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

Note 2. Subsequent Events

On November 16, 2010, the Company’s Board of Directors granted 900,000 shares of restricted stock to four employees and service providers.

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

Overview

We operate full service automotive maintenance and repair service shops in six company-owned locations in the greater Las Vegas, Nevada, metropolitan area and have one franchise location in Las Vegas, Nevada, and one franchise location in St. Louis, Missouri.  Expansion is planned through the establishment of additional locations that we will operate and by granting franchises to independent businesses.  The term “fiscal 2010” refers to the twelve months ended March 31, 2010, and the term “fiscal 2011” refers to the twelve months ending March 31, 2011.

Results of Operations

Three Months Ended September 30, 2010 compared to the Three Months Ended September 30, 2009

Net sales the three months ended September 30, 2010 were $1,237,529, a decrease of $68,765, or 5.3%, over net sales of $1,306,294 for the three months ended September 30, 2009.  The decrease in net sales was due primarily to the continuing recession during fiscal 2011 and the continued deferral by consumers of maintenance and repair on personal automobiles.  In addition, the sale of our “Henderson” location to a former employee and conversion of that location to a franchise location in the fourth quarter of fiscal 2010 resulted in a decrease in net sales from company-operated locations for the three months ended September 30, 2010 that was offset by an increase in net sales from franchise operations of $14,439 for the three months ended September 30, 2010.

Cost of goods sold during the three months ended September 30, 2010 was $1,056,681, a decrease of $159,885, or 13.1%, compared to cost of goods sold of $1,216,566 for the three months ended September 30, 2009.  Cost of goods sold as a percentage of sales improved to 85.4% for the three months ended September 30, 2010 compared to 93.1% for the three months ended September 30, 2009.  The reduction in cost of goods sold, both in absolute terms and as a percentage of sales, was primarily because we renegotiated the leases relating to our “Durango” and “Henderson” locations during fiscal 2010 to reduce the minimum rents and the conversion of our “Henderson” location to franchise operation.  In addition, there was no material cost of goods sold associated with the revenue from franchise operations included in net sales during the three months ended September 30, 2010 so the addition of $14,439 in revenue from franchise operations contributed to the improvement in cost of goods sold as a percentage of sales.  The improvement in cost of goods sold as a percentage of sales more than offset the effects of the decline in net sales and resulted in gross profit for the three months ended September 30, 2010 of $180,848, an increase of $91,120, or 101.6%, compared to gross profit of $89,728 for the three months ended September 30, 2009.

Selling, general and administrative expenses during three months ended September 30, 2010 were $134,015, an increase of $15,710, or 13.3%, compared to selling, general and administrative expenses during three months ended September 30, 2009 of $118,305.  Professional fees increased by $24,576 (55.8%) primarily due to an agreement entered into to provide franchise brokerage and development services.  Bank charges increased by $1,975 (9.6%) as a result in increased credit card sales.  These increases were offset by a decrease in salaries, wages and employee benefits of $6,168 (15.8%), reflecting salary reductions at the corporate executive and administrative level in response to recessionary pressures, and a decrease in advertising expenses of $5,014 (34.5%), reflecting the deferral of certain advertising expenses.

Despite the decline in net revenue, income from operations improved to $46,833 for three months ended September 30, 2010 compared to a loss of $28,577 for three months ended September 30, 2009.  The improved results are primarily the result of the increase in gross profits.  Interest expense for the three months ended September 30, 2010 were $45,266, an increase of $9,312 or 25.9% compared to interest expense of $35,954 for three months ended September 30, 2009.  Net income for three months ended September 30, 2010 was $2,153 ($0.00 per share) compared to a loss of $64,531 ($0.00 per share) for three months ended September 30, 2009.

Six Months Ended September 30, 2010 compared to the Six Months Ended September 30, 2009

Net sales the six months ended September 30, 2010 were $2,390,924, a decrease of $80,928, or 3.3%, over net sales of $2,471,352 for the six months ended September 30, 2009.  The decrease in net sales was due primarily to the continuing recession during fiscal 2011 and the continued deferral by consumers of maintenance and repair on personal automobiles.  In addition, the sale of our “Henderson” location to a former employee and conversion of that location to a franchise location in the fourth quarter of fiscal 2010 resulted in a decrease in net sales from company-operated locations for the six months ended September 30, 2010 that was offset by an increase in net sales from franchise operations of $45,072 for the six months ended September 30, 2010.

Cost of goods sold during the six months ended September 30, 2010 was $1,953,280, a decrease of $290,536 or 12.9%, compared to cost of goods sold of $2,243,816 for the six months ended September 30, 2009.  Cost of goods sold as a percentage of sales improved to 81.7% for the six months ended September 30, 2010 compared to 90.8% for the six months ended September 30, 2009.  The reduction in cost of goods sold, both in absolute terms and as a percentage of sales, was primarily because we renegotiated the leases relating to our “Durango” and “Henderson” locations during fiscal 2010 to reduce the minimum rents and the conversion of our “Henderson” location to franchise operation.  In addition, there was no material cost of goods sold associated with the revenue from franchise operations included in net sales during the six months ended September 30, 2010 so the addition of $45,072 in revenue from franchise operations contributed to the improvement in cost of goods sold as a percentage of sales.  The improvement in cost of goods sold as a percentage of sales more than offset the effects of the decline in net sales and resulted in gross profit for the six months ended September 30, 2010 of $437,144, an increase of $209,608, or 92.1%, compared to gross profit of $227,536 for the six months ended September 30, 2009.

Selling, general and administrative expenses during six months ended September 30, 2010 were $282,473, an increase of $77,367, or 37.7%, compared to selling, general and administrative expenses during six months ended September 30, 2009 of $205,106.  The increase in selling, general and administrative expenses was primarily the result of an increase in professional fees of $103,173 (181.7%).  The increase in professional fees during six months ended September 30, 2010 occurred because of the increase in consulting services relating to becoming a public company, an agreement entered into to provide franchise brokerage and development services which was $18,252, and stock-based compensation, which was $55,556 for six months ended September 30, 2010 compared to none for the six months ended September 30, 2009.  Stock-based compensation for the six months ended September 30, 2010 consisted of the recognition of certain shares issued to Bobby Vavla for consulting services following the registration of our common stock with the state of Nevada in 2009.  In addition to the increase in professional fees, bank charges increased by $1,663 (4.3%).   The increases in professional fees and bank charges were partially offset by a decrease in salaries, wages and employee benefits of $18,413 (23.8%), reflecting salary reductions at the corporate executive and administrative level in response to recessionary pressures, and a decrease in advertising expenses of $11,696 (35.8%), reflecting the deferral of certain advertising expenses.

Despite the decline in net revenue, income from operations improved to $154,671 for six months ended September 30, 2010 compared to $22,430 for six months ended September 30, 2009.  The improved results are primarily the result of the increase in gross profits.  Interest expense for the six months ended September 30, 2010 were $83,105, an increase of $1,713 or 2.1% compared to interest expense of $81,392 for six months ended September 30, 2009.  Interest-bearing debt during six months ended September 30, 2010 declined slightly compared to interest-bearing debt outstanding during the six months ended September 30, 2009.  However, the decline in interest bearing debt was offset by an increase in the average cost of indebtedness as a result of a shift in obligations from indebtedness to related parties to indebtedness to third parties.  Net income for six months ended September 30, 2010 was $72,749 ($0.00 per share) compared to a loss of $58,962 ($0.00 per share) for six months ended September 30, 2009.

Liquidity and Capital Resources

We had cash on hand as of September 30, 2010 of $39,028, a decrease of $72,630 compared to cash on hand as of March 31, 2010 of $111,658.  Our operating activities during six months ended September 30, 2010 provided $62,416.  Cash provided by operating activities was the result of our net income for six months ended September 30, 2010 of $72,749, which included $55,556 in non-cash compensation expenses.  Changes in balance sheet items used $62,416 of cash provided by operating activities and include a decrease of $52,553 in accounts payable and other accrued expenses and a $13,720 increase in accounts receivable.  The cash provided by these balance sheet changes was partially offset by a $7,658 decrease in prepaid expenses.  We used net cash from operating activities and $72,630 of the cash available at September 30, 2010 to reduce outstanding advances from related parties, reduce the amount outstanding under our line of credit of line, and repay long-term debt.

As of September 30, 2010, we had outstanding obligations to banks and other unrelated persons in the amount of $1,774,783 and obligations payable to stockholders and related parties in the amount of $439,912.  Substantially all of our assets are subject to a security interest and mortgage to secure the repayment of the obligations to banks and other unrelated persons.  During the three months ended September 30, 2010, we refinanced and consolidated two of our outstanding loans to banks and structured the principal payments to begin in October 2010 and changed the maturity date to September 17, 2011.

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

Since April 1, 2010, we have required cash of approximately $376,000 per month and we generated cash from operating activities of approximately $404,000 per month.  The difference was used primarily to reduce our outstanding indebtedness.  We will incur additional expenses in the future relating to the reporting and corporate governance requirements as a public company, including the cost of establishing and documenting the effectiveness of internal control over financial reporting as required by the Securities Exchange Act of 1934 and preparing and filing periodic reports with the Securities and Exchange Commission.  We expect to pay additional professional fees of between $25,000 and $50,000 over the next 12 months relating to the expenses of being publically traded.

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

We believe that cash available at September 30, 2010, together with cash generated from operating activities will be sufficient to fund our cash requirements for the next 12 months, including all debt service, lease payments and additional expenses relating to being a public company.  If funds from operations and available cash are not sufficient, we may borrow additional funds from related parties, defer salaries payable to executives, refinance or renegotiate our existing indebtedness, incur additional indebtedness to banks or unrelated parties, delay payments to our vendors, delay advertising and other expenses, or sell or close some of our operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 5.  Other Information.

On November 16, 2010, the Company’s Board of Directors approved the grant of 900,000 restricted shares of the Company’s Common Stock to four employees and service providers.  The grant was exempt from the registration requirements of the Securities Act of 1933 (the “Act”) because there was no sale of the shares within the meaning of Section 2(a)(3) of the Act, as interpreted by the Commission.  All shares subject to the grants were issued without contribution by the grantee, vest over a period of 42 months and are subject to restrictions on transfer without registration.

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

MK AUTOMOTIVE, INC.

Date: November 17, 2010	By:	/s/ Michael R. Murphy
Michael R. Murphy
President and Chief Executive Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Principal Executive Officer and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.