Form 10-Q
period 2010-12-31
MK Automotive, Inc.
filed 2011-02-14
CIK 1486452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2010

or

☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _________

Commission File Number:  000-53911

MK AUTOMOTIVE, INC. (Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	43-1965656 (I.R.S. Employer Identification No.)

5833 West Tropicana Avenue Las Vegas, Nevada (Address of principal executive offices)	89103 (Zip Code)

(702) 227-8324 (Registrant’s Telephone Number, Including Area Code)

N/A (Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes   ☒ No

There were 29,847,100 shares of issuer’s Common Stock outstanding as of December 31, 2010.

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

TABLE OF CONTENTS
		Page
PART I
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	5
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	7
Item 4.	Controls and Procedures	7

PART II
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 6.	Exhibits	7

PART I

Item 1.  Financial Statements.

MK Automotive, Inc.
Balance Sheets
(Unaudited)
December 31, 2010 and March 31, 2010

	December 31,	March 31,
ASSETS	2010	2010
CURRENT ASSETS
Cash	$53,499	$111,658
Accounts receivable	32,890	28,088
Prepaid expenses and other current assets	48,278	35,432
Total current assets	134,667	175,178

PROPERTY AND EQUIPMENT
Building	480,620	480,620
Furniture, fixtures and equipment	158,079	158,079
	638,699	638,699
Less - accumulated depreciation	(219,686)	(207,727)
	419,013	430,972
Land	919,380	919,380
	1,338,393	1,350,352
GOODWILL	1,218,379	1,218,379
Total Assets	$2,691,439	$2,743,909

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable – trade	$247,786	$181,032
Accrued expenses and other current liabilities	153,216	209,325
Accrued interest – related party	223,738	214,256
Line of credit	97,821	103,288
Advances from shareholders	224,357	244,157
Current portion of long-term debt – related party	77,549	103,062
Current portion of long-term debt – third party	573,053	423,676
Total Current Liabilities	1,597,520	1,478,796

LONG-TERM LIABILITIES
Long-term debt – third party, net of current portion	1,087,949	1,273,985
Long-term debt – related party, net of current portion	166,505	201,573
Total Long-Term Liabilities	1,254,454	1,475,558
Total Liabilities	2,851,974	2,954,354
STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 50,000,000 shares authorized; 29,847,100 shares issued and outstanding	29,847	29,847
Additional paid in capital	1,991,340	1,935,784
Accumulated deficit	(2,181,722)	(2,176,076)
Total Stockholders’ Deficit	(160,535)	(210,445)
Total Liabilities and Stockholders’ Deficit	$2,691,439	$2,743,909

The accompanying footnotes are an integral part of these unaudited financial statements.

MK Automotive, Inc.
Statements of Operations
(Unaudited)
For the Three and Nine Months ended December 31, 2010 and 2009

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Net Sales	$1,041,988	$1,078,434	$3,432,412	$3,549,786
Cost of Goods Sold	980,808	1,031,074	2,934,088	3,274,890
Gross Profit	61,180	47,360	498,324	274,896

Selling, general and administrative expenses
Salaries, wages and employee benefits	29,831	32,688	88,808	110,078
Advertising	13,203	14,660	34,162	47,315
Bank charges	18,901	23,975	59,552	62,963
Professional fees	22,739	188,245	182,695	245,028
Bad debt	5,787	3,284	7,717	2,574
	90,461	262,852	372,934	467,958

Income (loss) from operations	(29,281)	(215,492)	125,390	(193,062)

Other income (expense)
Interest income	577	-	1,760	-
Interest expense	(49,691)	(72,327)	(132,796)	(153,719)
Total other expense	(49,114)	(72,327)	(131,036)	(153,719)

Net loss	(78,395)	(287,819)	(5,646)	(346,781)

Basic and diluted earnings per share	(0.00)	(0.01)	(0.00)	(0.01)

Weighted average shares outstanding	29,847,100	29,747,100	29,847,100	29,694,952

The accompanying footnotes are an integral part of these unaudited financial statements.

MK Automotive, Inc.
Statements of Cash Flows
(Unaudited)
For the Nine Months ended December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,646)	$(346,781)
Adjustments to reconcile net loss to net cash from operating activities:
Stock-based compensation	55,556	166,667
Depreciation	11,959	26,824
Changes in operating assets and liabilities:
Accounts receivable	(4,802)	(8,409)
Prepaid expenses and other current assets	(12,846)	7,874
Accounts payable - trade	66,754	67,331
Accrued expenses and other current liabilities	(46,627)	(17,036)
Deferred income	-	20,004
Net cash provided (used) by operating activities	64,348	(83,526)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	112,100
Payment of advances from shareholders	(19,800)	(25,000)
Proceeds of shareholder loans	30,000	-
Proceeds (payments) on line of credit, net	(5,566)	7,505
Proceeds of long-term debt	-	50,000
Repayments of long-term debt	(127,141)	(59,377)
Net cash provided (used) in financing activities	(122,507)	85,228

NET INCREASE (DECREASE) IN CASH	(58,159)	1,702

CASH AT BEGINNING OF PERIOD	111,658	68,291

CASH AT END OF PERIOD	$53,499	$69,993

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$124,880	$129,259
Income taxes paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Acquisition of business through issuance of debt	-	300,000

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

Note 2. Related Party Transactions

On October 8, 2010, the Company borrowed $30,000 from a shareholder.  The loan carries interest of 8%.   On February 6, 2011, the agreement was modified to amend the terms of the agreement to payable on demand.  As of December 31, 2010, the outstanding balance of $30,000 is included in current portion of long-term debt – related party.

Note 3. Stockholders’ Equity

On November 16, 2010, the Company granted 900,000 common shares to four employees and service providers as payment for services.  The shares are valued at $765,000 based on fair value at the date issued.  The shares are scheduled to vest in 36 monthly installments beginning June 1, 2011, based on criteria set in the corresponding agreements.  Shares are not outstanding but held in escrow during the vesting period.    As of December 31, 2010, no expense has been recognized.

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

Overview

We operate full service automotive maintenance and repair service shops in nine company-owned locations in the greater Las Vegas, Nevada, metropolitan area and have one franchise location in Las Vegas, Nevada, and one franchise location in St. Louis, Missouri.  Expansion is planned through the establishment of additional locations that we will operate and by granting franchises to independent businesses.  The term “fiscal 2010” refers to the twelve months ended March 31, 2010, and the term “fiscal 2011” refers to the twelve months ending March 31, 2011.

Results of Operations

Three Months Ended December 31, 2010 compared to the Three Months Ended December 31, 2009

Net sales for the three months ended December 31, 2010 were $1,041,988, a decrease of $36,446, or 3.4%, over net sales of $1,078,434 for the three months ended December 31, 2009.  The decrease in net sales was due primarily to the continuing recession during fiscal 2011 and the continued deferral by consumers of maintenance and repair on personal automobiles.  In addition, the sale of our “Henderson” location to a former employee and conversion of that location to a franchise location in the fourth quarter of fiscal 2010 resulted in a decrease in net sales from company-operated locations for the three months ended December 31, 2010 that was offset by an increase in net sales from franchise operations of $16,099 for the three months ended December 31, 2010.

Cost of goods sold during the three months ended December 31, 2010 was $980,808, a decrease of $50,266, or 4.9%, compared to cost of goods sold of $1,031,074 for the three months ended December 31, 2009.  Cost of goods sold as a percentage of sales improved to 94.1% for the three months ended December 31, 2010 compared to 95.6% for the three months ended December 31, 2009.  The reduction in cost of goods sold, both in absolute terms and as a percentage of sales, was primarily because we renegotiated the leases related to our “Durango” and “Henderson” locations during fiscal 2010 to reduce the minimum rents and the conversion of our “Henderson” location to franchise operation.  In addition, there was no material cost of goods sold associated with the revenue from franchise operations included in net sales during the three months ended December 31, 2010 so the addition of $16,099 in revenue from franchise operations contributed to the improvement in cost of goods sold as a percentage of sales.  The improvement in cost of goods sold as a percentage of sales more than offset the effects of the decline in net sales and resulted in gross profit for the three months ended December 31, 2010 of $61,180, an increase of $13,820, or 29.2%, compared to gross profit of $47,360 for the three months ended December 31, 2009.

Selling, general and administrative expenses during the three months ended December 31, 2010 were $90,461, a decrease of $172,391, or 65.6%, compared to selling, general and administrative expenses during the three months ended December 31, 2009 of $262,852.  The decrease was primarily due to a decrease in professional fees.  Professional fees decreased by $165,506 (87.9%)  due to a decrease in stock-based compensation for consulting services. Bank charges decreased by $5,074 (21.2%) as a result of decreased credit card sales.  Salaries, wages and employee benefits decreased by $2,857 (8.7%), reflecting salary reductions at the corporate executive and administrative level in response to recessionary pressures, and advertising expenses decreased by $1,457 (9.9%), reflecting the deferral of certain advertising expenses.  These decreases were offset by an increase in bad debts of $2,503 (76.2%) reflecting an increase in uncollectible receivables due to the continuing recession.

Despite the decline in net revenue, losses from operations improved to $78,395 for the three months ended December 31, 2010 compared to a loss of $287,819 for the three months ended December 31, 2009.  The improved results are primarily the result of the decrease in selling, general and administrative expenses.  Interest expense for the three months ended December 31, 2010 was $49,691, a decrease of $22,636 or 31.3% compared to interest expense of $72,327 for the three months ended December 31, 2009.  The decline in interest expense is a result of a decrease in indebtedness.  Net loss for the three months ended December 31, 2010 was $78,395 ($0.00 per share) compared to a loss of $287,819 ($0.01 per share) for the three months ended December 31, 2009.

Nine Months Ended December 31, 2010 compared to the Nine Months Ended December 31, 2009

Net sales for the nine months ended December 31, 2010 were $3,432,412, a decrease of $117,374, or 3.3%, over net sales of $3,549,786 for the nine months ended December 31, 2009.  The decrease in net sales was due primarily to the continuing recession during fiscal 2011 and the continued deferral by consumers of maintenance and repair on personal automobiles.  In addition, the sale of our “Henderson” location to a former employee and conversion of that location to a franchise location in the fourth quarter of fiscal 2010 resulted in a decrease in net sales from company-operated locations for the nine months ended December 31, 2010 that was offset by an increase in net sales from franchise operations of $61,171 for the nine months ended December 31, 2010.

Cost of goods sold during the nine months ended December 31, 2010 was $2,934,088, a decrease of $340,802 or 10.4%, compared to cost of goods sold of $3,274,890 for the nine months ended December 31, 2009.  Cost of goods sold as a percentage of sales improved to 85.5% for the nine months ended December 31, 2010 compared to 92.3% for the nine months ended December 31, 2009.  The reduction in cost of goods sold, both in absolute terms and as a percentage of sales, was primarily because we renegotiated the leases relating to our “Durango” and “Henderson” locations during fiscal 2010 to reduce the minimum rents and the conversion of our “Henderson” location to franchise operation.  In addition, there was no material cost of goods sold associated with the revenue from franchise operations included in net sales during the nine months ended December 31, 2010 so the addition of $61,171 in revenue from franchise operations contributed to the improvement in cost of goods sold as a percentage of sales.  The improvement in cost of goods sold as a percentage of sales more than offset the effects of the decline in net sales and resulted in gross profit for the nine months ended December 31, 2010 of $498,324, an increase of $223,428, or 81.3%, compared to gross profit of $274,896 for the nine months ended December 31, 2009.

Selling, general and administrative expenses during the nine months ended December 31, 2010 were $372,934, a decrease of $95,024, or 20.3%, compared to selling, general and administrative expenses during the nine months ended December 31, 2009 of $467,958.  The decrease in selling, general and administrative expenses was primarily the result of a decrease in professional fees of $62,333 (25.4%).  The decrease in professional fees during the nine months ended December 31, 2010 occurred because of a decrease in stock-based compensation of $111,111.  Stock-based compensation consisted of $55,556 for the nine months ended December 31, 2010 compared to $166,667 for the nine months ended December 31, 2009.  The decrease was also attributable to a $109,537 reduction in expenses related to going public, offset by increases in franchise development and public compliance costs. In addition to the decrease in professional fees, salaries, wages and employee benefits decreased by $21,270 (19.3%), reflecting salary reductions at the corporate executive and administrative level in response to recessionary pressures.  Advertising expenses decreased by $13,153 (27.8%), reflecting the deferral of certain advertising expenses, and bank charges decreased by $3,411 (5.4%).  Decreases were offset by an increase in bad debts of $5,143 (199.8%) reflecting an increase in uncollectible receivables due to the continuing recession.

Despite the decline in net revenue, losses from operations improved to $5,646 for the nine months ended December 31, 2010 compared to $346,781 for the nine months ended December 31, 2009.  The improved results are primarily the result of the increase in gross profits and the decline in selling, general and administrative expenses.  Interest expense for the nine months ended December 31, 2010 was $132,796, a decrease of $20,923 or 13.6% compared to interest expense of $153,719 for the nine months ended December 31, 2009.  Interest-bearing debt outstanding during the nine months ended December 31, 2010 declined slightly compared to interest-bearing debt outstanding during the nine months ended December 31, 2009.   Net loss for the nine months ended December 31, 2010 was $5,646 ($0.00 per share) compared to a loss of $346,781 ($0.01 per share) for the nine months ended December 31, 2009.

Liquidity and Capital Resources

We had cash on hand as of December 31, 2010 of $53,499, a decrease of $58,159 compared to cash on hand as of March 31, 2010 of $111,658.  Our operating activities during the nine months ended December 31, 2010 provided $64,348.  Cash provided by operating activities was the result of a net loss of $5,646 for the nine months ended December 31, 2010 which was offset by $67,515 in non-cash compensation and depreciation expenses and changes in balance sheet items of $2,479.  Changes in balance sheet items include an increase of $20,127 in accounts payable and other accrued expenses, a $4,802 increase in accounts receivable, and an increase of $12,846 in prepaid expenses and other current assets.  We used net cash from operating activities and $58,159 of the cash available at December 31, 2010 to reduce outstanding advances from related parties, reduce the amount outstanding under our line of credit of line, and repay long-term debt.

As of December 31, 2010, we had outstanding obligations to banks and other unrelated persons in the amount of $1,758,823 and obligations payable to stockholders and related parties in the amount of $468,411.  Substantially all of our assets are subject to a security interest and mortgage to secure the repayment of the obligations to banks and other unrelated persons.  During the three months ended December 31, 2010, we received $30,000 in loan proceeds from a shareholder.

We lease property in nine locations under non-cancelable operating leases.  All lease agreements provide for minimum lease payments and some lease agreements provide for additional rents contingent upon prescribed sales volumes or constitute net leases, which require us to pay additional rent relating to real estate taxes, insurance, rental taxes, and common area maintenance.  During fiscal 2010, we renegotiated the leases relating to our “Durango” and “Henderson” locations to reduce the minimum annual rents.

Since April 1, 2010, we have required cash of approximately $376,000 per month and we generated cash from operating activities of approximately $395,000 per month.  The difference was used primarily to reduce our outstanding indebtedness.  We will incur additional expenses in the future relating to the reporting and corporate governance requirements as a public company, including the cost of establishing and documenting the effectiveness of internal control over financial reporting as required by the Securities Exchange Act of 1934 and preparing and filing periodic reports with the Securities and Exchange Commission.  We expect to pay additional professional fees of between $25,000 and $50,000 over the next 12 months relating to the expenses of being publically traded.

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

We believe that cash available at December 31, 2010, together with cash generated from operating activities will be sufficient to fund our cash requirements for the next 12 months, including all debt service, lease payments and additional expenses relating to being a public company.  If funds from operations and available cash are not sufficient, we may borrow additional funds from related parties, defer salaries payable to executives, refinance or renegotiate our existing indebtedness, incur additional indebtedness to banks or unrelated parties, delay payments to our vendors, delay advertising and other expenses, or sell or close some of our operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 5.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 6.  Exhibits.

The following documents are filed as exhibits to this report.

Exhibit No.	Description

4.1*	Form of Restricted Stock Bonus Award.
31.1*	Certification of our Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of our Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with this Report
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2011	MK AUTOMOTIVE, INC.

	By:	/s/ Michael R. Murphy
Michael R. Murphy
President and Chief Executive Officer

EXHIBIT INDEX

Number	Description
4.1	Form of Restricted Stock Bonus Award
31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Principal Executive Officer and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.