Form 10-K
period 2011-03-31
MK Automotive, Inc.
filed 2011-06-27
CIK 1486452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Registrant’s Telephone Number, Including Area Code: (702) 703-4666

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the average bid and asked price as of September 30, 2010 was $ 410,638.00.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Forward-looking statements are speculative and uncertain and not based on historical facts.  Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including those discussed under “Business,” “Risk Factors” and “Financial Information”.  These uncertainties and other factors are more fully described under Item 1A of this report beginning on page 4 and include:

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

i

ii

PART I

Item 1.  Business.

We were incorporated on June 20, 2002, and operated as a Subchapter S corporation from January 1, 2004, until March 31, 2008.  On April 1, 2008, we increased our authorized shares to 50,000,000 common shares, increased the par value of our common stock to $0.001 per share, and declared a 10,400:1 forward stock split of the shares of our common stock outstanding on that date.  We terminated our Subchapter S election at the same time.

We presently have five company-operated locations and two franchise locations in the greater Las Vegas, Nevada, metropolitan area, and two franchise locations in St. Louis, Missouri.  We began operations in 2002 with the acquisition of our “Tropicana” location in Las Vegas, Nevada.  We acquired our “Durango” and “Henderson” locations in 2003, opened our “Sahara” location in 2005, acquired our “Green Valley” and “Decatur” locations in 2007 and acquired our “Buffalo” location in 2008.  During 2009, we expanded our “Buffalo” location into adjacent vacant space.  We commenced franchise operations in 2010.  Our first Las Vegas franchise location was previously operated by us as our “Henderson” location and was transferred to one of our employees.  It is operated by him under a franchise agreement.  Our second Las Vegas franchise location was previously operated by us as our “Decatur” location and was sold to a franchisee on March 1, 2011.  We also have signed an Area Development Agreement authorizing a franchisee to develop and open up to 40 locations in Missouri, Kansas, Oklahoma and Arkansas.  The first location under this Area Development Agreement was opened on June 1, 2010, and the second on October 1, 2010, in St. Louis, Missouri.

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

Summary financial information for the last three fiscal years is set forth below:

	Year Ended March 31,
	2011	2010	2009

Assets:
Company Operated Facilities	$2,729,657	$2,743,909	$2,702,170
Franchise Operations	-	-	-
Total	$2,729,657	$2,743,909	$2,702,170

Net Revenues:
Company Operated Facilities	$4,336,363	$4,633,994	$4,978,456
Franchise Operations	322,900	175,000	-
Total	$4,659,263	$4,808,994	$4,978,456

Gross Profits:
Company Operated Facilities	$474,090	$353,165	$252,192
Franchise Operations	287,900	172,250	-
Total	$761,990	$525,415	$252,192

Net Income (Loss)	$115,958	$(282,141)	$(1,442,963)
Pro Forma Income Tax Expenses	-	-	-
Pro Forma Net Income (Loss)	$115,958	$(282,141)	$(1,442,963)
Weighted Average Shares Outstanding	29,910,839	29,726,353	29,202,110
Earnings (Loss) Per Share	$0.00	$(0.01)	$(0.05)

Company Operations

Our current operations consist of the full service retail sale of automotive diagnostic, maintenance and repair services, including oil changes, brake overhauls, engine diagnosis and repair, transmission service and repair, and wheel alignment and chassis repairs.  We also offer the retail sale and installation of automotive accessories, including tires, wheels and batteries.  No class of similar products or services accounted for more than 15% of our revenues in any fiscal year.  We employ 26 automobile technicians, most of whom are certified by the National Institute of Automotive Service Excellence (“ASE”).  We also employ eight on-site store managers and assistant managers and three executive and administrative persons.

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

Franchise Operations

We commenced franchise operations during 2010.  Our first franchise location was originally acquired by us in 2003 and operated by us as our “Henderson” location.  It was transferred to a former employee and is now operated under a franchise agreement.  Other than the franchise agreement for the “Henderson” location, we have no continuing relationship with the former employee.  In addition, we have an Area Development Agreement covering Missouri, Kansas, Oklahoma and Arkansas with Henry Antolak, a non-affiliated stockholder.  Under this agreement, Mr. Antolak has the right to develop up to 40 franchise locations within the assigned area.  The first franchise location under this Area Development Agreement was opened on June 2010 and the second in October 2010 in the greater St. Louis, Missouri area.  We have no business relationship with Mr. Antolak other than the Area Development Agreement and the franchise agreements for locations he develops.  During March 2011 we transferred our “Decatur” location which was originally acquired by us in 2007 and that location is now operated under a franchise agreement.

Our franchise operations provide franchisees with access to our proprietary management software application, confidential procedures manual, knowledge base and trademarks; and to benefit from the increased purchasing power of multiple locations and our regional advertising campaigns.  In addition, we make the following services available to our franchisees:

•	site selection assistance and planning
•	operation training
•	recruiting and hiring assistance
•	grand opening and continued advertising assistance
•	updates to the management software application and operating manual and other bulletins and materials
•	assistance in developing and operating a full service aftermarket service and repair facility
•	technical consultations and training with company employed Master Mechanics

Franchisees are required to pay an initial franchise fee of $30,000 for each location, subject to discounting for multiple units.  In addition, franchisees are required to pay a royalty of 6% of weekly gross sales, a national advertising contribution of 1% of gross weekly sales, and software licensing fees of $300 per month (which is waived for franchisees with accounts in good standing).  Franchisees are also expected to use 3% of weekly gross sales for local advertising.

We intend to expand our franchise operations and enter additional Development Agreements for other areas and additional franchise agreements for individual locations if our initial franchise operations are successful.  Our Area Development Agreements and franchise agreements are presently offered primarily through our internet website, www.mikesmastermechanics.com, and we expect to expand our franchise operations only when we identify suitable franchisees and funds generated from franchise operations will support expansion.  There is no assurance that we will execute additional franchise agreements under our existing Area Development Agreement or that we will enter additional Area Development Agreements or franchise agreements.

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

•
National and local specialty shops and franchises like Midas, Monro, Lube Stop, Brake Check, Aamco and Meineke.  These outlets primarily serve customers with specific automotive problems.  They may also provide general aftermarket maintenance and repair services but do not always have the capability to diagnose and repair problems outside of their particular expertise.

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

We compete against the other constituents in the industry on the basis of price, quality of service and customer satisfaction.  We believe that our proprietary software and management systems and the qualifications and training of our technicians enable us to effectively compete with new car dealers and national retail operations on the basis of quality of services.  We also believe that our innovative compensation structure and increased purchasing power from multiple locations and franchises enable us to effectively compete with locally owned service centers on the basis of price and customer satisfaction.  Repeat customers made up more than 82% of our total revenue for year ended March 31, 2011.

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

We generate used automotive fluids such as motor oils, greases, hydraulic fluids and coolants, all of which are subject to environmental regulation and could enter the environment if not properly contained and disposed of in accordance with applicable regulations.  We estimate the costs of complying with applicable environmental regulations is between $6,000 and $8,000 per location per year, including installation and maintenance of grease traps and other systems to prevent spills from being carried into the environment by storm water runoff, the storage, transportation and disposal or recycling of waste oils, oil filters, brake fluids, coolant and other fluids, and the recovery systems for R-14 and other chlorinated fluorocarbons used as refrigerants in automotive air conditioners.  Our proprietary operating manual contains procedures to comply with applicable environmental laws and regulations.

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

Relationship with Robert Handal

We have a material continuing relationship with Mr. Robert Handal.  In 2005, we leased a vacant facility from Mr. Handal to open our “Sahara” location.  In 2007, we acquired our “Green Valley” and “Decatur” locations from Mr. Handal for an aggregate purchase price of $500,000 and, in 2008, we acquired our “Buffalo” location from Mr. Handal for an aggregate purchase price of $300,000.  The purchase price for the “Buffalo” location was financed by Mr. Handal in the form of a $300,000 promissory note payable in December 2017.  We lease the property on which the “Green Valley”, Decatur” and “Buffalo” locations are located from Mr. Handal under leases that continue through 2016.  Mr. Handal is an experienced automotive master mechanic and became an employee and stockholder following the acquisition of the “Buffalo” location.

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

We had net income of $115,958 for fiscal 2011, and we incurred net losses of $282,141 for fiscal 2010.  As of March 31, 2011, we had an accumulated deficit of $2,060,118 and a working capital deficit of $1,245,015.  Our operating activities provided $84,886 in cash during fiscal 2011 and used $10,518 in cash during fiscal 2010.  There is no assurance that we will be able to generate a profit from operations in the future or that funding for future operating losses will be available at the times, in the amounts, or at the cost necessary to continue operations.  If we are unable to continue operating at a profit or obtain funding for losses, we may default upon our outstanding debt, which could result in loss of substantially all our assets to foreclosure.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.  If we operate at a loss and use cash in operating activities, it may be difficult or more expensive to obtain funding from lenders or other external sources, if such funding is available at all.

We may lose substantially all our assets if we default on the payment of our outstanding debt.

Certain of our indebtedness to one bank is secured by substantially all our assets.   We have been unable to meet bank demands for full principal repayment.  During fiscal 2011 we reduced principal by approximately $94,000 and have approximately $481,000 remaining to be paid off as of March 31, 2011.  There is no assurance that we will be able to make principal payments in the future or that the bank will defer the principal payments on this debt.  If we are unable to pay this indebtedness when due or refinance this debt on terms that are acceptable, the bank could foreclose upon our assets and sell them to satisfy the debt, in which event we may not be able to continue to operate our business.  In addition, the amount that we receive from the sale of our assets in a foreclosure would likely be substantially less than the amount we would receive for such assets if they were sold in an orderly manner and may not be sufficient to discharge the entire amount of the debt to the bank.  No amount is reflected on our balance sheet for the effect of a foreclosure sale of our assets.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

The automotive service industry is highly competitive.

We compete for customers with new and used automobile dealerships, national and franchised specialty repair facilities and service centers, and local full service repair and service providers.  The principal competitive factors are location, name recognition, cost and reputation for quality services.  Many of our competitors have significant financial resources, affiliation with automobile manufacturers, or retail parts operations and do not rely solely on providing automotive maintenance and repair services.  Other competitors are recognized as specialists in oil changes, tune ups, brake repairs and service, muffler and exhaust systems, transmission overhauls and other narrow service areas.  We also compete with many of the same providers for qualified automotive technicians on the basis of compensation, insurance and other benefits, and availability of training.  Competition for customers and employees may require us to pay higher costs for qualified technicians or parts but prevent us from increasing our charges for the work we perform.  See “Business – Competition”.

Changes in automotive technology could reduce the demand for our services and require additional capital expenditures or training.

Automobile design is rapidly changing and manufacturers are producing vehicles that use alternative fuels, hybrid propulsion systems, and other advanced technologies.  In addition, manufacturers are producing vehicles that are more durable, require fewer repairs, and have longer maintenance intervals.  A few manufacturers offer extended service as part of the purchase price of a new automobile and extended warranty periods during which most repairs and services are performed by the authorized dealers.  Continued development of more durable and fault tolerant vehicles, longer warranty and service policies, and extended service intervals for normal maintenance could have an adverse effect on our business by reducing the amount of repairs and maintenance performed by independent facilities.  In addition, new automobile technologies could require us to replace or update our diagnostic tools and equipment, acquire additional tools and equipment, or provide additional training to our technicians.  Such additional costs may be material and could adversely affect our results of operations.  See “Properties”.

We are dependent on the availability of certain key personnel.

Our future success depends upon the continued service of Michael “Mike” Murphy and Tracy Maurstad, the individuals primarily responsible for the design and execution of our business operations.  We do not have an employment contract with either Mike or Tracy and either or both of them could terminate their participation in the business at any time or start a competitive business in the same trade area.  Likewise, we do not have key person life insurance on either Mike or Tracy and would find it difficult to hire a successor if either Mike or Tracy died or became totally disabled.  See “Directors and Executive Officers”.

Availability and cost of qualified automotive technicians could adversely affect our operations.

Trained and experienced automotive technicians are in high demand and move from employer to employer to obtain higher pay, better benefits and additional training.  We compete with new and used automobile dealerships, captive service operations at large fleet operators and independent repair and maintenance facilities for qualified and experienced automotive technicians.  In addition, turnover among our technicians adversely affects our productivity and profitability because we must either hire a replacement technician with similar training and experience or invest in additional training of a less experienced technician.  There is no assurance that we will be able to hire a sufficient number of technicians with the training and experience necessary at a cost that makes our operations profitable.  See “Business – Competition”.

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

We commenced franchise operations in 2010.  Franchise operations are subject to various federal and state laws and regulations relating to the offer and termination of franchises and the relationship between franchisor and franchisee.  Changes or amendments to these laws may make continued operation of a franchise business less attractive.  Failure to comply with these laws and regulations could result in liability to franchisees, fines and penalties, which could have an adverse effect on our financial condition.  In addition, government regulation of franchise operation is subject to change as a result of new legislation, regulations and judicial or administrative interpretations.  Any changes could result in additional risks or increase the cost of franchise operations.  See “Business – Government Regulation”.

There is no assurance that we will sign enough franchise agreements for our franchise operations to be profitable.

We recently commenced franchise operations and have four operating franchise locations.  The success of each franchise location is largely dependant upon the efforts of the individual franchisee and local economic conditions.  In addition, we compete with other businesses, both within and outside of the automotive maintenance and repair industry, for franchisees.  There is no assurance that our franchisees will be successful or that we will be able to obtain enough franchisees that possess the necessary skill, knowledge, and finances for our franchise operations to be successful.  If our franchise operations are not successful, we could lose some or all of the money we have invested in it.  See “Business – Franchise Operations”.

Two of our stockholders can exert control over matters requiring stockholder approval.

Mike Murphy, our President and a member of our board of directors, and Thomas E. Kubik beneficially own more than 83% of our outstanding common stock.  They can control all matters requiring approval by our stockholders, including the election of directors, approval of mergers and consolidations, sale of all or substantially all our assets, and amendment to our Articles of Incorporation or bylaws.  In addition, they have the power to prevent or cause a change in control on terms that other stockholders do not approve or agree with.  The existence of a controlling block may also deter others from making any attempt to gain control through acquisition of our outstanding shares without the consent of our controlling stockholders.  As a result, our stockholders are unlikely to benefit from any tender offer or other unsolicited attempt to gain control of our common stock.  See “Security Ownership of Certain Beneficial Owners and Management”.

The market for shares of our Common Stock is volatile and lacks significant liquidity

Our common stock traded on the Over-the-Counter markets and there is a limited number of shares available for purchase or sale on a regular basis.  As a result, the price for shares of our stock is disproportionately affected by orders for purchases and sales. The lack of a regular market for our common stock may impair the ability of our stockholders to sell shares at the time they wish to sell or at a price considered to be reasonable.  See “Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters”.

We do not anticipate dividends will be paid on our common stock.

We do not intend to pay dividends on outstanding shares of our common stock.  We expect to use future earnings, if any, to fund our existing operations and business growth.  See “Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters”.

Our bylaws and the Nevada Revised Statutes contain provisions that limit the liability and provide indemnification for our officers and directors.

As permitted by Nevada law, our bylaws provide that the officers and directors will only be liable to us for acts or omissions that constitute actual fraud, gross negligence or willful and wanton misconduct.  We may be prevented from recovering damages from our officers and directors for liabilities incurred in connection with their good faith acts for us.  In addition, our bylaws provide that we will indemnify our officers and directors from certain liabilities that they may incur as a result of actions they take in connection with the operation of our business.  Any such indemnification could result in a significant cost and deplete our financial resources.  See “Indemnification of Directors and Officers”.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our operations are conducted at one owned and four leased locations in the greater Las Vegas, Nevada, metropolitan area.  We also lease the “Henderson” and “Decatur” locations described below, which are subleased by us to a franchisee.  Each location includes office space and waiting area, four to nine service bays and related parking, driveways and access areas.  The following table contains information on each of our facilities:

Location	Total Square Feet	Service Bays	Owned or Lease Expiration Date

5833 West Tropicana Avenue Las Vegas, Nevada 89103 (“Tropicana”)	2,900	5	Owned

3665 South Durango Las Vegas, Nevada 89147 (“Durango”)	2,100	4	April 2014

4430 North Decatur Las Vegas, Nevada 89031 (“Decatur”)	3,000	6	March 2016

704 South Boulder Highway Henderson, Nevada 89015 (“Henderson”)	3,000	6	July 2012

500 South Buffalo Las Vegas, Nevada 89145 (“Buffalo”)	3,000	6	March 2016

8550 West Sahara Avenue Las Vegas, Nevada 89117 (“Sahara”)	3,800	7	March 2016

2640 Sunridge Heights Parkway Henderson, Nevada 89052 (“Green Valley”)	4,200	9	March 2016

Item 3.  Legal Proceedings.

None

Item 4.  [Removed and Reserved.]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Over-the-Counter bulletin board market under the symbol “MKAU”.  The following table sets forth the high and low bid prices for our commn stock for the two most recently completed fiscal years, as reported by Bloomberg, LP.  Price quotations on the bulletin board reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Fiscal 2011	Low	High
First Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
Third Quarter	$.0.35	$1.00
Fourth Quarter	$.0.10	$0.55

Fiscal 2010	Low	High
First Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00
Fourth Quarter	$0.00	$0.00

Holders

As of March 31, 2011, we had outstanding our common stock held by 37 stockholders of record.

Dividends

We have not paid and do not expect to declare or pay dividends on our common stock.  We intend to use all retained earnings to fund future growth.  Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Equity Compensation Plans

The following table provides information regarding securities that have been or are authorized to be issued under our equity compensation plans as of March 31, 2011:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation plans approved by security holders	-0-	N/A	-0-

Equity Compensation Plans not approved by security holders	1,000,000	$.83	-0-

Total	1,000,000	$.83	-0-

The material features of each equity compensation plan are described in Note 7 of the Notes to the Financial Statements.

Sales of Unregistered Securities

Between November 2008 and November 2010, we sold 112,100 shares of our common stock for an aggregate purchase price of $112,100 in an offering registered with the Nevada Secretary of State, Securities Division.  The offering was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Rule 504 of Regulation D under the Act.  No underwriter was involved in the offering.

On January 29, 2011, we issued 54,545 shares of our common stock to The Eversull Group in exchange for investor relations consulting services rendered and to be rendered.  The shares were recorded at their fair value of $10,365.  The offering was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act because there was no public solicitation for the sale, the prior relationship between the stockholder and our President, and the imposition of restrictions on resale of the common stock.

On February 8, 2011, we issued 312,500 shares of our common stock to Mr. Thomas Kubik for $50,000 cash.  The offering was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act because there was no public solicitation for the sale, the prior relationship between the stockholder and our President, and the imposition of restrictions on resale of the common stock.

On March 11, 2011, we issued 200,000 shares of our common stock to Mr. Robert Handal as part of an agreement to convert $40,000 in principal and interest on a related party promissory note issued in April 2008.  The offering was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act because there was no public solicitation for the sale, the prior relationship between the stockholder and our President, and the imposition of restrictions on resale of the common stock.

On July 9, 2010, we issued warrants to acquire 1,000,000 shares of our common shares at $0.50 per share or the average trading price of our common stock during its first 20 days of trading to a consulting firm to perform franchise sales and/or brokerage services over a one year term.  The warrants expire on August 15, 2011 and vest based on the number of franchise agreements executed according to the following schedule:
Shares
Agreements Executed	Vested
5	333,333
10	666,667
15	1,000,000

Item 6.  Selected Financial Data.

Not Applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this report.  This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties.  Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under “Risk Factors”.

Overview

We currently operate full service automotive maintenance and repair service shops in five company-owned locations in the greater Las Vegas, Nevada, metropolitan area and have two franchise locations in Las Vegas, Nevada, and two franchise locations in St. Louis, Missouri.  Expansion is planned through the establishment of additional locations that we will operate and by granting franchises to independent businesses.  As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “fiscal 2011” means the twelve months ended March 31, 2011, and “fiscal 2010” means the twelve months ended March 31, 2010.  The term “GAAP” refers to Generally Accepted Accounting Principles in use in the United States of America as of the date of the end of fiscal 2011.

Summary Historical Financial Data

The following tables set forth our summary financial data for the periods ended and as of the dates indicated below.  The historical results included here and elsewhere are not necessarily indicative of future performance or results of operations.

	Year Ended March 31,
	2011	2010

Operating revenues	$4,659,263	$4,808,994
Operating expenses:
Cost of goods (exclusive of depreciation shown separately below)	3,881,371	4,267,494
Depreciation	15,902	16,085
Selling, general, and administrative expenses	496,406	602,081
Total operating expenses	4,393,679	4,885,660

Income (loss) from operations	265,584	(76,666)

Interest expense	177,273	205,475
Loss on extinguishment of debt	10,000	-
Gain on forgiveness of rent	(37,647)	-
Income (loss) before income taxes	115,958	(282,141)
Provision for income taxes	-	-
Net income (loss)	$115,958	$(282,141)

Basic and Diluted EPS	0.00	(0.01)
Adjusted EBITDA*	365,924	161,641

	Year Ended March 31,
	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$80,260	$111,658
Working deficit	(1,245,015)	(1,303,618)
Total Assets	2,729,657	2,743,909
Stockholders' Equity (Deficit)	89,951	(210,445)

•
We define Adjusted EBITDA as operating income (loss) before interest, taxes, depreciation and amortization expenses, excluding stock-based compensation expense, write-off of public offering costs, gain recognized on troubled debt restructuring, gain or loss on asset dispositions and other non-operating income or expense.  We use Adjusted EBITDA in our business operations to, among other things, evaluate the performance of our business, develop forecasts and measure our performance against those forecasts.

•
Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.  We believe that, with a full understanding of its limitations, adjusted EBITDA provides useful information regarding how our management views our business.

•
Adjusted EBITDA may not be directly comparable to similarly titled measures reported by other companies due to differences in accounting policies and items excluded or included in the adjustments.  Our calculation of EBITDA is not directly comparable to EBIT (earnings before interest and taxes) or EBITDA.  In addition, Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; changes in or cash requirements for our working capital needs; our interest expense, or the cash requirements necessary to service interest or principal payments on outstanding debt; any cash requirements for the replacement of assets being depreciated or amortized; and the fact that other companies in our industry may calculate Adjusted EBITDA differently than we do limits its usefulness as a comparative measure.  Adjusted EBITDA is not intended to replace operating income, net income and other measures of financial performance reported in accordance with GAAP.  Rather, Adjusted EBITDA is a measure of operating performance that may be considered in addition to those measures.  Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business.

•	We define “Working Deficit” as current liabilities in excess of current assets.

•	Below is a reconciliation of net income (loss) to EBITDA to Adjusted EBITDA for the periods presented.

	Year Ended March 31,
	2011	2010

Reconciliation of net income (loss) to EBITDA to Adjusted EBITDA

Net income (loss)	$115,958	$(282,141)
Provision for income taxes	-	-
Interest expense	177,273	205,475
Depreciation	15,902	16,085

EBITDA	309,133	(60,581)
Loss on extinguishment of debt	10,000
Gain on forgiveness of rent	(37,647)
Non-cash compensation	84,438	222,222

Adjusted EBITDA	$365,924	$161,641

Results of Operations

Net sales during fiscal 2011, were $4,659,263, a decrease of $149,731, or 3.1%, over net sales of $4,808,994 for fiscal 2010.  The decrease in net sales was due primarily to the continuing recession during fiscal 2011 and the continued deferral by consumers of maintenance and repair on personal automobiles and a concentration of company operations in the Las Vegas market which was hit especially hard in the recession.  In addition, the sale of our “Henderson” location to a former employee and conversion of that location to a franchise location in the fourth quarter of fiscal 2010 resulted in a decrease in net sales from company operated locations for fiscal 2011 that was partially offset by an increase in net revenues from franchise operations of $147,900 for 2011.

Cost of goods sold during fiscal 2011 was $3,897,273, a decrease of $386,306, or 9.0%, compared to cost of goods sold of $4,283,579 for fiscal 2010.  Cost of goods sold as a percentage of sales improved significantly to 83.6% for fiscal 2011 compared to 89.1% for fiscal 2010.  The reduction in cost of goods, both in absolute terms and as a percentage of sales, was primarily because we increased our labor efficiency, and also renegotiated the leases relating to our “Durango” and “Henderson” locations during fiscal 2010 to reduce the minimum rents and the conversion of our “Henderson” location to a franchise operation.  The decline in net sales also contributed to the decline in cost of goods sold.  The improvement of cost of goods sold as a percentage of sales more than offset the effects of the decline in net sales and resulted in gross profit for fiscal 2011 of $761,990, an increase of $236,575, or 45.0%, compared to gross profit of $525,415 for fiscal 2010.

Selling, general and administrative expenses during fiscal 2011 were $496,406, a decrease of $105,675, or 17.6%, compared to selling, general and administrative expenses during fiscal 2010 of $602,081.  The reduction in selling, general and administrative expenses was primarily the result of a decline in professional fees of $89,447 (27.3%).  The decline in professional fees during fiscal 2011 occurred because of the reduction in stock-based compensation, which was $84,438 for fiscal 2011 compared to $222,222 for fiscal 2010.  In addition to the decrease in professional fees, advertising expenses declined by $20,812 (33.0%), reflecting deferral of certain advertising expenses.

Despite the decline in net revenue, income from operations improved to $265,584 for fiscal 2011 compared to a loss from operations of $76,666 for fiscal 2010.  The improved results are primarily the result of the increase in gross profits and the decline in selling, general and administrative expenses.  Interest expense decreased by $28,202 (13.7%) to $177,273 for fiscal 2011 compared to $205,475 for fiscal 2010.  Interest-bearing debt during fiscal 2011 declined by $192,275.

Net income for fiscal 2011 was $115,958 ($0.00 per share) compared to a net loss of $282,141, ($0.01 per share) for fiscal 2010.

Liquidity and Capital Resources

We had cash on hand as of March 31, 2011 of $80,260, a decrease of $31,398 compared to cash on hand as of March 31, 2010 of $111,658.  Our operating activities during fiscal 2011 provided $84,886, and financing activities used $116,284 during fiscal 2011, resulting in a net decrease in cash of $31,398 during fiscal 2011.  Cash provided by operating activities was the result of our net income for fiscal 2011 of $115,958, which included $100,340 in non-cash compensation expenses and non-cash depreciation expenses.  Changes in balance sheet items used $114,785 in cash and include a decrease of $70,717 in accounts payable and other accrued expenses and a $44,068 decrease in accounts receivable, prepaid expenses and other assets.  Cash used by financing activities during fiscal 2011 included proceeds of $50,000 from issuance of shares of our common stock and proceeds of $30,000 from a shareholder loan.  We used the proceeds to fund a net decrease in outstanding debt to related parties of $53,300 and a net decrease in other long-term debt of $136,298.

Cash provided by operating activities for fiscal 2011 increased $95,404 compared to cash used by operating activities for fiscal 2010.  The increase was primarily the result of net income before depreciation and non-cash compensation expenses of $115,958 for fiscal 2011 compared to the net loss before depreciation and non-cash compensation expenses of $282,141 in fiscal 2010.  Cash used by financing activities for fiscal 2011 increased $170,169 compared to cash provided by financing activities for fiscal 2010.  The increase is the result of a reduction of outstanding debt during fiscal 2011.

Cash provided by or used in investing activities was not material in any period.

As of March 31, 2011, we had outstanding obligations to banks and other unrelated persons in the amount of $1,758,545 and obligations payable to stockholders and related parties in the amount of $398,921.  Substantially all our assets are subject to a security interest and mortgage to secure the repayment of the obligations to banks and other unrelated persons.  During fiscal 2010, we restructured the principal payments under one of our obligations to postpone principal payments until October 2010 but did not change the original maturity date.  During fiscal 2011, we made principal payments on obligations to banks and other unrelated persons of $114,646.  We borrowed $30,000 under a demand loan with a related party and made principal payments of $179,872 to shareholders and related parties.  We expect to make payments on our obligations to banks and other unrelated persons of $612,145 in fiscal 2012, $70,587 in fiscal 2013, $77,430 in fiscal 2014, $71,881 in fiscal 2015, $78,602 in fiscal 2016, and $929,363 after fiscal 2016.

We lease property in six locations under non-cancelable operating leases.  All lease agreements provide for minimum lease payments and some lease agreements provide for additional rents contingent upon prescribed sales volumes or constitute net leases, which require us to pay additional rent relating to real estate taxes, insurance, rental taxes, and common area maintenance.  During fiscal 2010, we renegotiated the leases relating to our “Durango” and “Henderson” locations to reduce the minimum annual rents.  We made lease payments of $516,779 in fiscal 2011.  We will be required to make minimum payments under existing leases of at least $594,323 in fiscal 2012, $588,264 in fiscal 2013, $588,264 in fiscal 2014, $547,839 in fiscal 2015, $544,164 in fiscal 2016, and $0 after 2016.

Since April 1, 2010, we have required cash of approximately $380,000 per month and we generated cash from operating activities of approximately $388,000 per month.  Our cash requirements during this period included non-recurring costs relating to the commencement of franchise operations.  We will incur additional expenses in the future relating to the reporting and corporate governance requirements as a public company, including the cost of establishing and documenting the effectiveness of internal control over financial reporting as required by the Securities Exchange Act of 1934 and preparing and filing periodic reports with the Securities and Exchange Commission.We intend retain attorneys, accountants and other service providers to assist us in complying with these additional requirements and expect to pay additional professional fees of between $50,000 and $75,000 over the next 12 months relating to the expenses of being publically traded.

We believe our revenues and gross profit will increase during the next 12 months as the economy improves and consumers undertake deferred maintenance and repairs.  We do not expect a material increase in our selling, general and administrative expenses despite the additional costs relating to being a public company because we do not anticipate a need for additional personnel.  We do not expect to incur any material capital expenditures during the next 12 months.

We believe that cash available at March 31, 2011, together with cash generated from operating activities during fiscal 2012 will be sufficient to fund our cash requirements for the next 12 months, including all debt service, lease payments and additional expenses relating to being a public company.  If funds from operations and available cash are not sufficient, we may borrow additional funds from related parties, defer salaries payable to executives, refinance or renegotiate our existing indebtedness, incur additional indebtedness to banks or unrelated parties, delay payments to our vendors, delay advertising and other expenses, or sell or close some of our operations.

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

We believe the following material accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Long-Lived Assets.  ASC 360 (formerly SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, requires us to periodically review the carrying amounts of our property and equipment to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Impairment of Goodwill.  Goodwill represents the difference, if any, between the purchase price paid for an acquisition and the fair value of the net assets acquired in a business combination.  Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) annually, unless an event occurs that indicates a potential impairment exists.

The performance of the impairment test involves a two-step process.  The first step involves comparing the fair value of the applicable reporting unit with its aggregate carrying value, including goodwill.  We generally determine the fair value of our reporting unit using the income approach methodology of valuation that includes the discounted cash flow method.  This valuation method requires a projection of revenue and operating expenses over a five year period.  In addition, management estimates the appropriate discount rate which, as of March 31, 2011, was determined to be 7.5% as this approximates interest rate on the third party debt and advances from stockholders.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairments test to determine the amount of impairment loss.  The second step involves comparing the implied fair value of the affected reporting unit’s goodwill with carrying value of that goodwill.

Our annual impairment test was performed on March 31, 2011, and indicated our goodwill was not impaired.  At March 31, 2011, our recorded goodwill was approximately $1.2 million which has been assigned one reporting unit.  Changes in our projections, a decrease in our revenue estimates or an increase in the discount rate could decrease the estimated fair value of our reporting unit and result in a future impairment of goodwill.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data.

The financial statements included on pages F-1 through F-10 of this report are incorporated into this item.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.   Controls and Procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (COSO).  Based on our assessment, we believe that, as of March 31, 2011, our internal control over financial reporting was ineffective based on those criteria because we do not maintain an effective control environment.  Specifically

•	our board of directors consists of two persons, who are also our only executive officers, and no other members

•	we do not have a separate audit committee or audit committee financial expert, and

•
we do not maintain a sufficient number of personnel in the areas of accounting and financial reporting for there to be a separation of responsibilities, to ensure that changes and entry to spreadsheets utilized in the financial reporting process were properly reviewed, or to provide independent review of reconciliation of significant accounts.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.  Management’s report is deemed furnished, rather than filed, for purposes of liability under Section 18 of the 1934 Act.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Our most recent assessment resulted in identifying the material weaknesses noted above.

Item 9B.  Other Information.

On April 1, 2011, the Company hired OTC Market Consulting LLC to provide consulting services.  As compensation, the Company granted OTC 125,000 common shares on the date of the agreement.  The offering was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act because there was no public solicitation for the sale and the imposition of restrictions on resale of the common stock.

On June 6, 2011, the Company hired Wakabayashi Fund LLC to provide institutional market awareness and public relations services.  As compensation, the Company granted Wakabayashi 600,000 common shares on the date of the agreement.  The offering was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act because there was no public solicitation for the sale and the imposition of restrictions on resale of the common stock.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our executive officers and directors, and their ages and positions as of March 31, 2011, are as follows:

Name	Age	Position
Michael R. Murphy	55	President, Director
Tracy Maurstad	49	Secretary, Treasurer and Director

Michael “Mike” R. Murphy has been an entrepreneur and small business operator for more than 26 years.  He has been our principal stockholder and served as our President and as one of our directors since we were incorporated in June, 2002.  Before founding MK Automotive, Inc. in 2002, Mr. Murphy founded MK Systems, Inc. in 1983 and served as the Chief Executive Officer from 1983 until he sold a majority of his interest in 2002.  MK Systems, Inc. is a sales engineering company representing manufacturers of air handling and related process components and systems, including fans, blowers, air curtains, dampers, silencers and heat exchangers, and a designer and fabricator of custom heating and ventilation packages for industrial processes.  As the founder and Chief Executive Officer of MK Systems, Inc., Mr. Murphy had responsibility for the development of a sales and service operation dealing with complex mechanical systems, recruiting and training skilled engineers, designers, salespersons and technicians, and managing the financial requirements of the company.  He was also responsible for or supervised others that were responsible for maintaining relationships with suppliers, pricing and scheduling installations, and resolving customer disputes.  Mr. Murphy sold a majority of his interest in MK Systems, Inc. in 2002.

Tracy Maurstad has been a programmer and software designer for more than 21 years.  She has served as our Secretary and Treasurer and as a director since we were incorporated in June, 2002.  Ms. Maurstad developed MK Manager™, our proprietary software application, which we use in each of our stores and license to our franchisees.  Ms. Maurstad began developing billing, bookkeeping and scheduling software systems at MK Systems, Inc. and gained expertise by writing progressively more complex programs necessary to support the business of MK Systems, Inc.  Since 2002, Ms. Maurstad has been responsible for managing our billing, invoicing, costing and sourcing operations and providing technical support to users of MK ManagerTM.

Both Mr. Murphy and Ms. Maurstad have more than eight years experience in the operation of the Company and were principally involved in developing the Company’s business model.  Mr. Murphy’s operating experience and Ms. Maurstad’s programming expertise, which represent the two principal components of the business model, together with their financial commitment to the Company in the form of personal investment of time and money, support the conclusion that each should each be a director of the Company.

Mike Murphy and Tracy Maurstad are married.  No other family relationship exists among our directors, officers and principal stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities we issued.  Each such person is required to provide us with copies of the reports filed.  Based on a review of the copies of such forms furnished to us and other information, we believe that, during the fiscal year ended March 31, 2011, none of our officers, directors or owners of 10% of any class of our securities failed to report transactions in our securities or reported transactions in our securities.

Code of Ethics

We have not adopted a Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller.  We believe that the adoption of a Code of Ethics would not contribute to the creation of good business practices because of the limited number of executive responsible for conducting our business.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus($)	All Other Compensation ($)(1)	Total ($)(1)

Michael R. Murphy	2011	$106,150	-	-	$106,150
President	2010	$115,183	-	-	$115,183

(1)	Does not include perquisites and other personal benefits or property unless the aggregate amount of such compensation is $10,000 or more.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the beneficial ownership of shares of our common stock by (i) all persons and groups we know to own beneficially more than 5% of outstanding shares, (ii) each of our directors, nominees and named executive officers, and (iii) all our directors and executive officers as a group.  Information is as of May 31, 2011, and is based on our books and records and information obtained from each individual.  Unless otherwise stated, the business address of each individual or group is the same as our principal executive office and shares of common stock are owned solely by the person indicated.

Name and Address of Beneficial Owner	Title or Group	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)

Thomas E. Kubik	5% Stockholder	10,920,000	35.9%

Michael R. Murphy	President and Director	15,080,000(3)	49.6%

Tracy Maurstad	Secretary, Treasurer and Director	15,080,000(3)	49.6%

All Directors and Executive Officers as a group		15,080,000	49.6%

(1)
As of May 31, 2011, there were 30,414,145 shares of our common stock outstanding.  The number of shares of common stock owned are those “beneficially owned” as determined under the rules of the SEC, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. More than one person may be deemed to be a beneficial owner of the same securities.

(2)
The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days.  Consequently, the denominator used for calculating such percentage may be different for each beneficial owner.  As of March 31, 2011, no person was entitled to acquire shares of our common stock within 60 days.

(3)
Michael R. Murphy and Tracy Maurstad are married and 15,080,000 shares of our common stock owned of record by Michael R. Murphy are beneficially owned by Michael R. Murphy, directly, and by Tracy Maurstad, indirectly.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Michael R. Murphy, our President and a director and controlling stockholder, has made advances to us.  The advances are unsecured and bear interest at the rate of 7.5% per annum.  Mr. Murphy received payments of $25,000 in principal and $0 in interest during fiscal 2010 and $53,300 in principal and $7,714 in interest during fiscal 2011.  As of March 31, 2011, we owed Mr. Murphy $89,401 in advances and $135,997 in interest.

Tracy Maurstad, our Secretary, Treasurer and a director and controlling stockholder, has made advances to us.  The advances are unsecured and bear interest at the rate of 8.0% per annum.  No advances or payments were made during fiscal 2010.  Ms. Maurstad made advances of $30,000 and received no payments of principal or interest during fiscal 2011.  As of March 31, 2011, we owed Ms. Maurstad $30,000 in advances and $1,087 in interest.

Thomas Kubik, the holder of more than 5% of our outstanding stock, has made advances to us.  The advances are unsecured and bear interest at the rate of 7.5% per annum.  Mr. Kubik did not make any advances to us and we did not make any payments to Mr. Kubik during fiscal 2010 or fiscal 2011.  As of March 31, 2011, we owed Mr. Kubik $101,456 in advances and $95,345 in interest.

Item 14.  Principal Accountant Fees and Services.

The following table sets forth the aggregate fees paid to MaloneBailey, LLP for audit services rendered in connection with the audits and reviews of our consolidated financial statements and reports for fiscal 2010 and fiscal 2011…

	Year Ended March 31,
Description of Fees	2011	2010

Audit Fees	$33,000	$17,500
Non-Audit Fees	-	-
Tax fees	-	-
All Other Fees	-	-

The board of directors has instructed MaloneBailey, LLP that any fees for non-audit services must be approved by the board of directors before they may be incurred.  We did not incur any non-audit fees to MaloneBailey, LLP during fiscal 2011.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as exhibits to this report.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of MK Automotive, Inc., dated April 1, 2008 (incorporated by reference to Form 10 filed with the Commission on March 22, 2010)

3.2	Amended and Restated Bylaws of MK Automotive, Inc., dated as of March 27, 2008 (incorporated by reference to Form 10 filed with the Commission on March 22, 2010)

4.1	Form of MK Automotive, Inc. Certificate of Common Stock, $.001 par value per share(incorporated by reference to Form 10 filed with the Commission on March 22, 2010)

10.1
Commercial Lease, dated April 1, 2008, between MK Automotive, Inc. and Robbie Handal or his designee relating to 500 Buffalo, Las Vegas, Nevada (incorporated by reference to Form 10 filed with the Commission on March 22, 2010)

10.2
Commercial Lease, dated March 15, 2007, between MK Automotive, Inc. and Robert Handal or his designee relating to 4430 North Decatur, Las Vegas, Nevada (incorporated by reference to Form 10 filed with the Commission on March 22, 2010)

Exhibit No.	Description

10.3
Commercial Lease, dated November 11, 2005, between MK Automotive, Inc. and Robbie Handal or his designee relating to 8550 W. Sahara, Las Vegas, Nevada (incorporated by reference to Form 10 filed with the Commission on March 22, 2010)

10.4
Shopping Center Lease, dated May 1, 2010, between MK Automotive, Inc. and DMEP Global Plaza West, LLC & DMEP Global Plaza West 1-8, LLC relating to 3665 S. Durango, Las Vegas, Nevada (incorporated by reference to Form 10 filed with the Commission on March 22, 2010)

10.5
Shopping Center Lease, dated April 27, 1999, between Drews Auto, Inc. and Southrim Properties, LLC relating to 700 South Boulder Highway, Henderson, Nevada, together with Second Amendment to Shopping Center Lease, dated May 15, 2010, between Kaufman Boulder Marketplace (as successor to Southrim Properties, LLC) and MK Automotive, Inc. as successor to Drews Auto, Inc. (incorporated by reference to Form 10 filed with the Commission on March 22, 2010)

10.6
Commercial Lease, dated March 15, 2007, between MK Automotive, Inc. and Robert Handal or his designee relating to 2640 Sunridge Heights Parkway, Henderson, Nevada(incorporated by reference to Form 10 filed with the Commission on March 22, 2010)

10.7
Promissory Note, dated December 23, 2005, in the original principal amount of $500,000 payable to First Choice Bank, as amended (incorporated by reference to Form 10 filed with the Commission on March 22, 2010)

10.8
Promissory Note, dated May 7, 2007, in the original principal amount of $200,000 payable to First Choice Bank, as amended (incorporated by reference to Form 10 filed with the Commission on March 22, 2010)

10.9	Promissory Note, dated April 1, 2008, in the original principal amount of $300,000 payable to Robbie Handal (incorporated by reference to Form 10 filed with the Commission on March 22, 2010)

10.10	Amended Contract for Services, dated October 16, 2008, between MK Automotive, Inc. and GoPublicToday.com, Inc. (incorporated by reference to Form 10 filed with the Commission on March 22, 2010)

10.11	Consulting Services Agreement, dated April 2, 2008, between MK Automotive, Inc. and Bobby Vavla (incorporated by reference to Form 10 filed with the Commission on March 22, 2010)

10.12	Asset Purchase Agreement, dated April 1, 2008, between MK Automotive, Inc. and Robert Handal (incorporated by reference to Form 10 filed with the Commission on March 22, 2010)

10.13	Business Equity Purchase Agreement, dated February 16, 2011, between MK Automotive, Inc. and Romulo Roderiques (incorporated by reference to Form 10A filed with the Commission on May 5, 2010).

10.14	Area Developer Agreement, dated November 16, 2010, between MK Automotive, Inc. and Henry Antolak (incorporated by reference to Form 10A filed with the Commission on May 5, 2010).

10.15	Franchise Agreement, dated February 16, 2011, between MK Automotive, Inc. and R & R Auto, Inc. (incorporated by reference to Form 10A filed with the Commission on May 5, 2010).

10.16	Franchise Agreement dated November 17, 2010, between MK Automotive, Inc. and AZ Development L.L.C. (incorporated by reference to Form 10A filed with the Commission on May 5, 2010).

10.17	Promissory Note, dated May 7, 2007, in the original principal amount of $1,120,000, payable to First Choice Bank (incorporated by reference to Form 10A filed with the Commission on May 5, 2010).

10.18*	Franchise Services and Sales Agreement dated July 1, 2010 between MK Automotive, Inc. and Franchise Growth Systems, Inc.

31.1*	Certification of our Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of our Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 23, 2011	MK AUTOMOTIVE, INC.

	By:	/s/ Michael R. Murphy
Michael R. Murphy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Michael R. Murphy	Principal Executive Officer and Director	June 23, 2011
Michael R. Murphy

/s/ Tracy Maurstad	Principal Financial Officer and Director	June 23, 2011
Tracy Maurstad

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
  MK Automotive, Inc.
  Las Vegas, Nevada

We have audited the accompanying balance sheets of MK Automotive, Inc. (a Nevada Corporation) (the “Company”) as of March 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

June 23, 2011

MK Automotive, Inc.
Balance Sheets
March 31, 2011 and 2010

ASSETS	2011	2010
CURRENT ASSETS
Cash	$80,260	$111,658
Accounts receivable	56,913	28,088
Prepaid expenses and other current assets	29,655	35,432
Total current assets	166,828	175,178

PROPERTY AND EQUIPMENT
Building	480,620	480,620
Furniture, fixtures and equipment	158,079	158,079
Less - accumulated depreciation	(223,629)	(207,727)
	415,070	430,972
Land	919,380	919,380
	1,334,450	1,350,352
GOODWILL AND OTHER ASSETS	1,228,379	1,218,379
	$2,729,657	$2,743,909

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable – trade	$198,233	$181,032
Accrued expenses and other current liabilities	60,241	209,325
Accrued interest - related party	223,766	214,256
Line of credit	96,601	103,288
Current portion of long-term debt - related party	253,577	347,219
Current portion of long-term debt - third party	579,425	423,676
Total Current Liabilities	1,411,843	1,478,796

LONG-TERM LIABILITIES
Long-term debt - third party, net of current portion	1,227,863	1,475,558
Total Liabilities	2,639,706	2,954,354

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 50,000,000 shares authorized; 30,414,145
and 29,847,100 shares issued and outstanding	30,415	29,847
Additional paid in capital	2,119,654	1,935,784
Accumulated deficit	(2,060,118)	(2,176,076)
Total Stockholders' Equity (Deficit)	89,951	(210,445)
	$2,729,657	$2,743,909

The accompanying footnotes are an integral part of these financial statements.

MK Automotive, Inc.
Statements of Operations
For the Years ended March 31, 2011 and 2010

	2011	2010

Net Sales	$4,659,263	$4,808,994
Cost of Goods Sold	3,897,273	4,283,579
Gross Profit	761,990	525,415

Selling, general and administrative expenses
Salaries, wages and employee benefits	119,315	126,816
Advertising	42,168	62,980
Bank charges	86,204	73,749
Professional fees	237,699	327,146
Bad debt	11,020	11,390
	496,406	602,081

Income (loss) from operations	265,584	(76,666)

Other expense (income)
Interest expense	177,273	205,475
Loss on extinguishment of debt	10,000	-
Gain on forgiveness of rent	(37,647)	-

Net income (loss)	115,958	(282,141)

Basic and diluted earnings (loss) per share	0.00	(0.01)

Weighted average shares outstanding	29,910,839	29,726,353

The accompanying footnotes are an integral part of these financial statements

MK Automotive
Statement of Stockholders' Equity (Deficit)
For the Years Ended March 31, 2011 and March 31, 2010

			Additional
	Capital Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2009	29,635,000	29,635	1,551,674	(1,893,935)	(312,626)

Stock issued for cash	212,100	212	161,888		162,100

Share-based compensation	-	-	222,222		222,222

Net loss				(282,141)	(282,141)

Balance, March 31, 2010	29,847,100	29,847	1,935,784	(2,176,076)	(210,445)

Stock issued for cash	312,500	313	49,687		50,000
Stock issued for services	54,545	55	10,310		10,365
Share-based compensation	-	-	74,073		74,073

Stock issued for extinguishment of debt	200,000	200	49,800		50,000
Net income				115,958	115,958

Balance, March 31, 2011	30,414,145	30,415	2,119,654	(2,060,118)	89,951

The accompanying footnotes are an integral part of these financial statements

MK Automotive, Inc.
Statements of Cash Flows
For the Years ended March 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$115,958	$(282,141)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock-based compensation	84,438	222,222
Depreciation	15,902	16,086
Bad debt expense	11,020	11,390
Gain on forgiveness of rent	(37,647)	-
Loss on extinguishment of debt	10,000	-
Changes in operating assets and liabilities:
Accounts receivable	(39,845)	(3,873)
Prepaid expenses and other current assets	5,777	(21,975)
Other assets	(10,000)	-
Accounts payable - trade	17,201	44,061
Accrued expenses and other current liabilities	(87,918)	3,712
Net cash provided by (used in) operating activities	84,886	(10,518)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholders	30,000	-
Payment of advances from shareholders	(53,300)	(25,000)
Proceeds from (payments on) line of credit, net	(6,686)	10,693
Proceeds from long-term debt	80,000	50,000
Repayments of long-term debt	(216,298)	(143,908)
Sale of common stock	50,000	162,100
Net cash provided by (used in) financing activities	(116,284)	53,885

NET INCREASE (DECREASE) IN CASH	(31,398)	43,367

CASH AT BEGINNING OF PERIOD	111,658	68,291

CASH AT END OF PERIOD	$80,260	$111,658

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$173,766	$187,413
Income taxes paid	-	-

NON-CASH FINANCING ACTIVITIES
Common stock issued for extinguishment of debt	50,000	-

The accompanying footnotes are an integral part of these financial statements

MK AUTOMOTIVE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Nature of the Business

MK Automotive, Inc. (“the Company”) operates a chain of full service automotive repair and service shops serving customers in the greater Las Vegas, Nevada metropolitan area.  Further expansion is planned through the establishment of a nationwide franchise division and opening additional company operated outlets.

The Company was formed as a Nevada corporation on June 20, 2002.

NOTE 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents – Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less.

Use of Estimates – Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from these estimates.

Accounts Receivable – Accounts receivable is recorded net of any allowance for expected losses. The allowance is estimated from historical performance and projections of trends.  No allowance has been recorded as of March 31, 2011 and 2010.

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

Goodwill – Goodwill represents the excess of the cost of an acquired entity over the fair value of the net amount assigned to assets acquired and liabilities assumed. Goodwill is not required to be amortized but is tested annually for impairment and more often if circumstances require. Based upon the Company’s review at March 31, 2011 and 2010, no impairment was required.

Long-Lived Assets – The Company periodically reviews the carrying amounts of its property and equipment to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. At March 31, 2011 and 2010, no such impairment exists.

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.  This typically occurs when the automotive repair or service has been completed according to specifications, tested, and the customer takes possession of the completed vehicle.

Revenues also include franchise royalties based upon a percentage of the gross revenue generated by each franchised location and other franchise-related fees for services provided to franchisees under the terms of their franchise agreements (including, but not limited to, the initial franchisee fees and training fees).

Income Taxes – The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” The Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statements and tax bases of assets and liabilities at the applicable tax rates. A valuation allowance is utilized when it is more likely than not that some portion of, or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Basic and Diluted Loss Per Share – The Company computes loss per share in accordance with ASC 260, ‘‘Earnings per Share’’ which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  All outstanding potential common shares as of March 31, 2011 were anti-dilutive.  There were no outstanding potential common shares as of March 31, 2010.  Therefore, there is no difference between basic and diluted earnings per share for the years ended March 31, 2011 and 2010.

Reclassifications – Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

Recent Accounting Pronouncements – We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 3 - Debt

Long-term debt at March 31, 2011 and 2010 consist of:

	2011	2010

Note payable to a bank, with 11 monthly principal payments of $4,100 plus interest at 6.25% and a balloon payment of remaining principal and interest due on September 17, 2011. The loan is a renewal of existing loans secured by accounts receivable and other assets and is guaranteed by the president and one other stockholder	$481,030	$-

Note payable to a bank, with interest-only payment at the 3-year U.S. Treasury Note rate plus 2.5% maturing on July 23, 2011; secured by accounts receivable and other assets.	-	383,363

Note payable to a bank, with 74 remaining principal and interest payments of $8,359 and a balloon payment of $901,254 on May 7, 2017, with interest at the 5-year U.S. Treasury Note rate plus 2.75%; secured by certain real property and accounts receivable.	1,051,984	1,072,602

Note payable to a bank, with interest-only payments at 7.5% through October 2010, then 54 monthly principal and interest payments of $2,899 with interest at 7.5%, then 37 monthly payments of $2,774 ending on May 7, 2017 maturity date, with interest at the 5-year U.S. Treasury Note rate plus 2.75%; secured by a 2nd mortgage on real property and accounts receivable.	-	191,696

Note payable to an unrelated individual with interest at 5%; maturing August 1, 2014; accrued interest and principal payable at the maturity date	50,000	50,000

Note payable to a third-party, with six daily payments per week of $385 per day ending on January 1, 2012, collateralized by $98,320 in credit card receivables. Original principal of $80,000 and a nominal annual interest rate of 53.6%.	78,930	-

Secured property loans	178,064	548,792
	1,840,008	2,246,453

Less – current maturities	(612,145)	(770,895)

	$1,227,863	$1,475,558

Payments of long-term debt are expected to be made as follows:

2012	$612,145
2013	70,587
2014	77,430
2015	71,881
2016	78,602
Thereafter	929,363
$1,840,008

The Company has a $60,000 line of credit with Bank of America and a $50,000 line of credit with Capital One for short-term liquidity needs.  The lines of credit carry an 11.24% interest rate and a 7.75% interest rate, respectively.  The Company had $96,601 and $103,288 of borrowings outstanding on these lines of credit as of March 31, 2011 and March 31, 2010.

In May and December 2010 one of the Company’s notes payable was amended to postpone certain principal payments though the original maturity date did not change.  The amendments were accounted for as a debt modification since the amended note agreements were not substantially different than the original note agreement due to the present value of the change in cash flows being less than 10% and because there is no change in the creditor.

In April 2008, the Company borrowed $300,000 from an employee to finance the acquisition of the Buffalo location.  The loan carries interest at 10% and is due on December 31, 2017.  On March 11, 2011, the Company issued 200,000 common shares in satisfaction of $40,000 in principal and unpaid interest on the outstanding debt.  The fair value of the common shares issued was $50,000.  Therefore, the $10,000 difference was recorded as a loss on extinguishment of debt in the current period.  As of March 31, 2011, the outstanding balance is $178,064.  Of that amount $32,720 is included in the current portion and $145,344 is included in long-term debt in the balance sheets.

NOTE 4 - Related party notes

On October 8, 2010, the Company borrowed $30,000 from a controlling shareholder.  The note carries interest at 8%.  On February 6, 2011, the agreement was modified to amend the terms of the agreement to payable on demand.  As of March 31, 2011, the outstanding balance is $30,000 and is included in the current portion of long-term debt – related party in the balance sheets.

The Company has unsecured advances from the controlling shareholders which are subject to interest of 7.5%.  As of March 31, 2011, the outstanding balance for these advances amounted to $190,857.

The Company has incurred accrued interest on related party notes of $223,766 as of March 31, 2011.

NOTE 5 - Income taxes

As of March 31, 2011, the Company has a net operating loss carry forward of $151,212 that is available to reduce future years’ taxable income through 2030.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements as the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	March 31, 2011	March 31, 2010
Deferred Tax Asset	$51,000	$100,000
Valuation Allowance	(51,000)	(100,000)
Net Deferred Tax Asset	$—	$—

NOTE 6 - Leases

The Company leases property in 6 locations under non-cancelable operating leases.  While all of the agreements provide for minimum lease payments, some provide for additional rentals contingent upon prescribed sales volumes or are net leases which require the Company to pay additional rent relative to real estate taxes and common area maintenance. Most of the leases contain renewal options. The leases call for escalating rent payments and as such, the Company is recognizing the rental expense on a straight-line basis over the lease term. As a result, at March 31, 2011 and 2010, a deferred rental obligation of $14,716 and $140,256 is recorded. The Company incurred rent expense of $510,245 and $616,894 during the years ended March 31, 2011 and March 31, 2010, respectively.

The following is a schedule of future minimum lease payments required under the above leases at March 31, 2011:

2012	$594,323
2013	588,264
2014	588,264
2015	547,839
2016	544,164
Later years	-

Minimum lease payments exclude contingent rentals, additional rent and rentals under renewal options, which as of March 31, 2011 are not reasonably assured of being exercised.

During the current year, three leases were amended to reduce required future minimum rent payments and forgive past due unpaid rents of $37,647, resulting in debt forgiveness.

NOTE 7 - Stockholders’ Equity

On various dates in July, August and September 2009, the Company sold 112,100 shares for cash of $112,100.

On January 12, 2010, the Company sold 100,000 shares for cash of $50,000.

A total of 1,000,000 shares were issued for services on April 29, 2008 for services to be performed over a 27 month period.  The Company recognized an expense of $74,073 and $222,222 relating to services during the fiscal years ended March 31, 2011 and 2010, respectively.

On November 16, 2010, the Company granted 900,000 common shares to four employees and service providers as payment for services.  There was no market at the time.  Fair value would be the market value as of March 31 after the Company had been trading for three months.  The shares are scheduled to vest in 36 monthly installments beginning June 1, 2011, based on criteria set in the corresponding agreements.  Shares are not outstanding but held in escrow during the vesting period.    As of March 31, 2011, no expense has been recognized.  On March 4, 2011, one of the employees was terminated and thus failed to meet the criteria set for the vesting period.  This reduced the common shares to be vested down to 400,000.

On January 29, 2011, the Company issued 54,545 shares for services at a fair value of $10,365.

On February 8, 2011, the Company sold 312,500 shares for cash of $50,000.

On March 11, 2011, a total of 200,000 shares were issued as part of an agreement to convert $40,000 in principal and interest due on a related party note issued in April 2008 (See Note 3).

On July 9, 2010, the Company hired a consulting firm to perform franchise sales and/or brokerage services over a one year term.  As part of the compensation, the company granted warrants to acquire 1,000,000 common shares at $0.50 per share or the market average trading price of the stock during its first 20 days of trading.  The warrants will vest based on the number of franchise agreements executed as follows:

Shares
Agreements Executed	Vested
5	333,333
10	666,667
15	1,000,000

As of March 31, 2011, management determined it was not probable that the performance conditions above would be met by the consulting firm.  As such, no share based compensation expense has been recorded related to these warrants as of and for the year ended March 31, 2011.

The following table presents the warrants outstanding at March 31, 2011:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at March 31, 2009	-	$-	$-	-	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Outstanding at March 31, 2010	-	$-	$-	-	$-
Granted	1,000,000	0.83	-	2.25	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Outstanding at March 31, 2011	1,000,000	$0.83	$-	2.25	$-
Exercisable at March 31, 2011	-	$-	$-	-	$-

(1)
The intrinsic value of a warrant is the amount by which the market value of our common stock at the indicated date, or at the time of exercise, exceeds the exercise price of the warrant. On March 31, 2011, the last reported sales price of our common stock was $0.11 per share.

NOTE 8 – Franchising

On March 1, 2010, the Company sold a Franchise for $150,000 for a property located in Nevada.  The agreement is for a term of 10 years with the option to renew the agreement for an additional 10 years.  Under the terms of the agreement, the franchisor pays the Company an initial franchise fee of $30,000, a licensing fee of $150 a month and a 6% royalty fee on gross sales.  Franchise revenue is recognized once cash is received.

In June 2010 and October 2010, two new franchises opened in St. Louis under the same terms as noted above.

On March 2, 2011, the Company sold a Franchise for a property located in Nevada under the same terms as noted above.

NOTE 9 - Subsequent Events

On April 1, 2011, the Company hired OTC Market Consulting LLC to provide consulting services.  As compensation, the Company granted OTC 125,000 common shares on the date of the agreement.  The fair value of the shares issued was $13,125.

On June 6, 2011, the Company hired Wakabayashi Fund LLC to provide institutional market awareness and public relations services.  As compensation, the Company granted Wakabayashi 600,000 common shares on the date of the agreement.  The fair value of the shares issued was $150,000.

EXHIBIT INDEX

Number	Description
10.18	Franchise Services and Sales Agreement dated July 1, 2010 between MK Automotive, Inc. and Franchise Growth Systems, Inc.
31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.