Form 10-Q
period 2011-06-30
MK Automotive, Inc.
filed 2011-09-14
CIK 1486452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

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

There were 31,139,145 shares of issuer’s Common Stock outstanding as of June 30, 2011.

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

i

TABLE OF CONTENTS

		Page
PART I
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	6
Item 4.	Controls and Procedures	6

PART II
Item 5.	Other Information	6
Item 6.	Exhibits	6

ii

PART I

Item 1.  Financial Statements.

MK AUTOMOTIVE, INC.
Balance Sheets
Unaudited

ASSETS	June 30, 2011	March 31, 2011

Current assets:
Cash	$49,578	$80,260
Accounts receivable	59,564	56,913
Prepaid expenses and other current assets	28,905	29,655
Deferred Offering Cost	20,000	-
Total current assets	158,047	166,828

Property and Equipment:
Building	480,620	480,620
Furniture, fixtures, and equipment	158,079	158,079
	638,699	638,699
Less - accumulated depreciation	(227,572)	(223,629)
	411,127	415,070
Land	919,380	919,380
Total property and equipment	1,330,507	1,334,450

Goodwill	1,228,379	1,228,379
Total Assets	$2,716,933	$2,729,657

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable - trade	$221,254	$198,233
Accrued expenses and other current liabilities	49,576	60,241
Accrued interest - related party	236,595	223,766
Line of credit	93,397	96,601
Payable to Related Party	220,857	220,857
Current portion of long-term debt	541,100	612,145
Total current liabilities	1,362,779	1,411,843

Long-term Liabilities
Long-term debt - third party, net of current portion	1,263,227	1,227,863
Total Long-Term Liabilities	1,263,227	1,227,863
Total Liabilities	2,626,006	2,639,706

Stockholders' Equity
Common stock, $0.001 par value, 50,000,000 shares authorized;
31,139,145 and 30,414,145 shares issued and outstanding	31,140	30,415
Additional paid in capital	2,143,929	2,119,654
Accumulated deficit	(2,084,142)	(2,060,118)
Total stockholders' equity	90,927	89,951
Total Liabilities and Stockholders' Equity	$2,716,933	$2,729,657

The accompanying notes are an integral part of the financial statements

MK AUTOMOTIVE, INC.
Unaudited Interim Statements of Operations
For the Three Months ended June 30, 2011 and 2010

	2011	2010
Net Sales	$936,318	$1,152,895
Cost of Goods Sold	820,299	896,599
Gross Profit	116,019	256,296

Selling, general and administrative expenses
Salaries, wages, and employee benefits	30,654	26,013
Advertising and marketing	7,965	11,430
Bank charges	16,115	18,072
Professional fees	31,209	91,354
Bad debt	-	1,589
	85,943	148,458

Income from Operations	30,076	107,838

Other income (expense)
Interest income	-	597
Interest expense	(54,100)	(37,839)
Total other expense	(54,100)	(37,242)

Net (Loss) Income	(24,024)	70,596

Basic and diluted (loss) earning per share	(0.00)	0.00

Weighted average shares outstanding	30,699,145	29,847,100

The accompanying notes are an integral part of the financial statements

MK AUTOMOTIVE, INC.
Unaudited Interim Statements of Cash Flows
For the Three Months ended June 30, 2011 and 2010

	2011	2010
Cash Flows from Operating Activities
Net (Loss) Income	$(24,024)	$70,596
Adjustments to reconcile net loss to net cash from operating activities
Stock-based compensation	5,000	55,556
Depreciation	3,943	-
Changes in operating assets and liabilities:
Accounts receivable	(2,651)	(5,680)
Prepaid expenses and other current assets	750	2,144
Accounts payable - trade	23,021	(11,772)
Accrued expenses and other current liabilities	2,164	(52,790)
Net cash provided by operating activities	8,203	58,054

Cash Flows from Financing Activities
Payment of advances from shareholders/related parties	-	(8,300)
Payments on line of credit, net	(3,204)	(3,471)
Repayments of debt	(35,681)	(71,917)
Net cash used in financing activities	(38,885)	(83,688)

Net Increase (decrease) in cash	(30,682)	(25,634)

Cash at Beginning of Period	80,260	111,658

Cash at End of Period	$49,578	$86,024

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$35,620	$31,581
Income taxes paid	-	-
Deferred Offering Cost	20,000	-

The accompanying notes are an integral part of the financial statements

MK Automotive, Inc.
Notes to Condensed Financial Statements
For the Quarter ended June 30, 2011

(Unaudited)

Note 1. Basis of Presentation and Use of Estimates

The accompanying unaudited interim financial statements of MK Automotive, Inc. (“we”, “our” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the SEC and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended March 31, 2011 filed on June 27, 2011.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2010, as reported in the Form 10-K have been omitted.

Note 2. Accounting Policies:

We have evaluated recent accounting pronouncements and believe none will have a material effect on our financial statements upon implementation.

Note 3. Stockholders’ Equity:

During the three months ended June 30, 2011, we issued 725,000 shares to consultants, whose services were valued at $25,000. Due to the light trading and high price volatility of our stock, management determined that the fair value of the consulting services was more reliably measurable than the fair value of the stock issued. $20,000 of these services have been classified as deferred offering costs at June 30, 2011.

Three employees had been granted 400,000 shares on November 16, 2010, which were held in escrow during a vesting period and not considered outstanding at March 31, 2011. The compensatory value of this employee stock compensation was to have been recognized over 36 months starting June 1, 2011, based on a vesting schedule. During May 2011, these three stock grants were cancelled prior to any vesting.

At June 30, 2011, we had 31,139,145 shares outstanding.

On July 9, 2010, the Company hired a consulting firm to perform franchise sales and/or brokerage services over a one year term.  As part of the compensation, the company granted warrants which vested based on the consultant’s performance. The contract expired July 9, 2011 without any of these warrants being vested. No stock compensation expense was ever recorded by the Company related to this agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the financial statements and the notes to those statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 27, 2011.  This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties.  Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K.

Overview

We operate full service automotive maintenance and repair service shops in five company-owned and two franchise locations in the greater Las Vegas, Nevada, metropolitan area and have two franchise locations in St. Louis, Missouri.  Expansion is planned through both the establishment of additional locations that we will operate and by granting franchises to independent businesses.  The term “fiscal 2011” refers to the twelve months ended March 31, 2011, and the term “fiscal 2012” refers to the twelve months ending March 31, 2012.

Results of Operations

Three Months Ended June 30, 2011 compared to the Three Months Ended June 30, 2010

Net sales for the three months ended June 30, 2011 were $936,318, a decrease of $216,577, or 19%, over net sales of $1,152,895 for the three months ended June 30, 2010.  The decrease in net sales was due primarily to the continuing recession during fiscal 2012 and the continued deferral by consumers of maintenance and repair on personal automobiles.  In addition, the sale of our “Decatur” location to a former employee and conversion of that location to a franchise location in the fourth quarter of fiscal 2011 resulted in a decrease in net sales from company-operated locations for the three months ended June 30, 2011 that was offset by an increase in net sales from franchise operations of $9,053 for the three months ended June 30, 2011.

Cost of goods sold during the three months ended June 30, 2011 was $820,299, a decrease of $76,300, or 9%, compared to cost of goods sold of $896,599 for the three months ended June 30, 2010.  Cost of goods sold as a percentage of sales increased to 87.6% for the three months ended June 30, 2011 compared to 77.8% for the three months ended June 30, 2010.  The conversion of the Decatur location to a franchise location reduced both sales and cost of goods sold, but our cost of goods sold includes some fixed-cost components (such as rents and onsite salespeople) that suppresses our profit margin during times of reduced sales. The decline in net sales and increase in cost of goods sold as a percentage of sales resulted in gross profit for the three months ended June 30, 2011 of $116,019, a decrease of $140,277, or 55%, compared to gross profit of $256,296 for the three months ended June 30, 2010.

Selling, general and administrative expenses during the three months ended June 30, 2011 were $85,943, a decrease of $62,515, or 42%, compared to selling, general and administrative expenses during the three months ended June 30, 2010 of $148,458.  The decrease was primarily due to stock compensation classified as professional fees. Total professional fees decreased by $60,145 (66%) from $91,354 in the three months ending June 30, 2010 to $31,209 in the three months ending June 30, 2011. Of these amounts, $55,556 (2010) and $5,000 (2011) was stock-based (non-cash) and $35,798 (2010) and $26,209 (2011) was cash-based. Our stock-based professional fees were higher as we engaged consultants to help us find investors to fund our plans to create new compay-owned locations. Reductions in Advertising and Marketing of $3,465 (30%), Bank Charges of $1,957 (11%) and bad debt of $1,589 (100%) were offset by an increase in salaries, wages and employee benefit costs of $4,641 (18%).

We posted a profit from operations of $30,076 for the three months ended June 30, 2011 compared to a profit of $107,838 for the three months ended June 30, 2010.  The decrease in profit was primarily the result of decreased sales due to the economic conditions in our primary market, Las Vegas, erosion of our profit margin as we struggle to contain our cost of sales, and increased stock-based professional fees expense. Interest expense for the three months ended June 30, 2011 was $54,100, an increase of $16,261 or 43% compared to interest expense of $37,839 for the three months ended June 30, 2010.  The increase in interest expense is a result of costs associated with the sale of future credit card receivables, an agreement that we entered into just before the start of fiscal 2012 and are treating as a current note payable.  Net loss for the three months ended June 30, 2011 was $24,024 ($0.00 per share) compared to income of $70,596 ($0.00 per share) for the three months ended June 30, 2010.

Liquidity and Capital Resources

We had cash on hand as of June 30, 2011 of $49,578, a decrease of $30,682 compared to cash on hand as of March 31, 2011 of $80,260.  Our operating activities during the three months ended June 30, 2011 provided $8,203.  Cash provided by operating activities was the result of a net loss of $24,024 for the three months ended June 30, 2011 which was offset by $8,943 in non-cash compensation and depreciation expenses and changes in balance sheet items of $23,284.  Changes in balance sheet items include an increase of $25,185 in accounts payable and other accrued expenses, a $2,651 increase in accounts receivable, and a $750 decrease in prepaid expenses and other current assets.  We used net cash from operating activities and $30,682 of the cash available at March 31, 2011 to reduce the amount outstanding under our line of credit of line, and repay long-term debt.

As of June 30, 2011, we had outstanding obligations to banks and other unrelated persons in the amount of $2,168,554 and obligations payable to stockholders and related parties in the amount of $457,452.  Substantially all of our assets are subject to a security interest and mortgage to secure the repayment of the obligations to banks and other unrelated persons.  During the three months ended June 30, 2011, we repaid $35,681 of our debt principle.

We lease property in five locations under non-cancelable operating leases.  All lease agreements provide for minimum lease payments and some lease agreements provide for additional rents contingent upon prescribed sales volumes or constitute net leases, which require us to pay additional rent relating to real estate taxes, insurance, rental taxes, and common area maintenance.  During fiscal 2012, we renegotiated the leases to eliminate scheduled periodic increases in our lease payments.

Since April 1, 2011, we have required cash of approximately $310,000 per month and we generated cash from operating activities of approximately $312,000 per month.  The difference was used primarily to reduce our outstanding indebtedness.  We will incur additional expenses in the future relating to the reporting and corporate governance requirements as a public company, including the cost of establishing and documenting the effectiveness of internal control over financial reporting as required by the Securities Exchange Act of 1934 and preparing and filing periodic reports with the Securities and Exchange Commission.We expect to pay additional professional fees of between $50,000 and $75,000 over the next 12 months relating to the expenses of being publically traded.

We will incur approximately $25,000 in additional costs relating to franchise operations during fiscal 2012, exclusive of commissions we might incur on the sale of franchise locations.  We plan to expand our franchise operations if they are successful.  We plan to use fees paid by existing franchisees and franchise fees from new franchisees to fund any expansion of our franchise operations.  If fees generated by franchise operations are not sufficient to fund expansion of franchise operations, we may borrow additional funds to support expansion of franchise operations or delay, reduce or terminate franchise operations.

We expect revenue to increase during the next 12 months as consumers undertake deferred maintenance and repairs.  In addition, we believe our gross profit will continue to increase during the next 12 months as a result of increased franchise operations.  We do not expect to incur any material capital expenditures during the next 12 months unless we succeed in attracting new investment.

We believe that cash available at June 30, 2011, together with cash generated from operating activities will be sufficient to fund our cash requirements for the next 12 months, including all debt service, lease payments and additional expenses relating to being a public company.  If funds from operations and available cash are not sufficient, we may borrow additional funds from related parties, defer salaries payable to executives, refinance or renegotiate our existing indebtedness, incur additional indebtedness to banks or unrelated parties, delay payments to our vendors, delay advertising and other expenses, or sell or close some of our operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

Date: September 14, 2011		MK AUTOMOTIVE, INC.

	By:	/s/ Michael R. Murphy
Michael R. Murphy
President and Chief Executive Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Principal Executive Officer and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.