Form 10-Q
period 2011-09-30
MK Automotive, Inc.
filed 2011-11-21
CIK 1486452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

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

There were 31,139,145 shares of issuer’s Common Stock outstanding as of September 30, 2011.

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

PART I

Item 1.  Financial Statements.

MK AUTOMOTIVE, INC.
Balance Sheets
Unaudited

ASSETS	September 30, 2011	March 31, 2011

Current assets:
Cash	$34,580	$80,260
Accounts receivable	50,069	56,913
Prepaid expenses and other current assets	32,101	29,655
Total current assets	116,750	166,828

Property and Equipment:
Building	480,620	480,620
Furniture, fixtures, and equipment	158,079	158,079
	638,699	638,699
Less - accumulated depreciation	(231,515)	(223,629)
	407,184	415,070
Land	919,380	919,380
Total property and equipment	1,326,564	1,334,450

Goodwill	1,228,379	1,228,379
Total Assets	$2,671,693	$2,729,657

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable - trade	$204,326	$198,233
Accrued expenses and other current liabilities	42,942	60,241
Accrued interest - related party	240,808	223,766
Line of credit	90,351	96,601
Payable to Related Party	220,857	220,857
Current portion of long-term debt - third party	639,051	612,145
Total current liabilities	1,438,335	1,411,843

Long-term Liabilities
Long-term debt - third party, net of current portion	1,197,607	1,227,863
Total Long-Term Liabilities	1,197,607	1,227,863
Total Liabilities	2,635,942	2,639,706

Stockholders' Deficit
Common stock, $0.001 par value, 50,000,000 shares authorized;
31,139,145 and 30,414,145 shares issued and outstanding	31,140	30,415
Additional paid in capital	2,143,929	2,119,654
Accumulated deficit	(2,139,318)	(2,060,118)
Total stockholders' equity	35,751	89,951
Total Liabilities and Stockholders' Equity	$2,671,693	$2,729,657

The accompanying notes are an integral part of the unaudited financial statements

MK AUTOMOTIVE, INC.
Unaudited Interim Statements of Operations
For the Three and Six Months ended September 30, 2011 and 2010

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net Sales	$943,338	$1,237,529	$1,879,706	$2,390,424
Cost of Goods Sold	840,148	1,056,681	1,660,447	1,953,280
Gross Profit	103,190	180,848	219,259	437,144

Selling, general and administrative expenses
Salaries, wages, and employee benefits	31,429	32,964	62,083	58,977
Advertising and marketing	4,936	9,529	12,901	20,959
Bank charges	17,461	22,579	33,576	40,651
Professional fees	52,508	68,602	83,717	159,956
Bad debt	227	341	227	1,930
	106,561	134,015	192,504	282,473

Income from Operations	(3,371)	46,833	26,755	154,671

Other income (expense)
Interest income	-	586	-	1,183
Interest expense	(51,855)	(45,266)	(105,955)	(83,105)
Total other expense	(51,855)	(44,680)	(105,955)	(81,922)

Net (loss) Income	(55,226)	2,153	(79,200)	72,749

Basic and diluted earning per share	(0.00)	0.00	(0.00)	0.00

Weighted average shares outstanding	31,139,145	29,847,100	30,922,752	29,847,100

The accompanying notes are an integral part of the unaudited financial statements

MK AUTOMOTIVE, INC.
Unaudited Interim Statements of Cash Flows
For the Six Months ended September 30, 2011 and 2010

	2011	2010
Cash Flows from Operating Activities
Net (loss) Income	$(79,200)	$72,749
Adjustments to reconcile net loss to net cash from operating activities
Stock-based compensation	25,000	55,556
Depreciation	7,886	8,042
Changes in operating assets and liabilities:
Accounts receivable	6,844	(13,720)
Prepaid expenses and other current assets	(2,446)	(7,658)
Accounts payable - trade	6,093	11,310
Accrued expenses and other current liabilities	(257)	(63,863)
Net cash provided by operating activities	(36,080)	62,416

Cash Flows from Financing Activities
Payment of advances from shareholders/related parties	-	(18,300)
Payments on line of credit, net	(6,250)	(6,774)
Short-term or long-term borrowings	79,800	-
Repayments of debt	(83,150)	(109,972)
Net cash used in financing activities	(9,600)	(135,046)

Net Increase (decrease) in cash	(45,680)	(72,630)

Cash at Beginning of Period	80,260	111,658

Cash at End of Period	$34,580	$39,028

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$87,443	$68,684
Income taxes paid	-	-

The accompanying notes are an integral part of the unaudited financial statements

MK Automotive, Inc.
Notes to the  Unaudited Interim Condensed Financial Statements
For the Quarter ended June 30, 2011
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

Note 3. Stockholders’ Equity:

During the three months ended June 30, 2011, we issued 725,000 shares to consultants, whose services were valued at $25,000. Due to the light trading and high price volatility of our stock, management determined that the fair value of the consulting services was more reliably measurable than the fair value of the stock issued. $20,000 of these services were classified as deferred offering costs at June 30, 2011.

During the three months ended September 30, 2011, there were no new shares issued. We expensed the $20,000 deferred offering costs as our intended private placement was not completed. We continue to pursue additional capitalization of the company.

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

At September 30, 2011, we had 31,139,145 shares outstanding.

Note 4. Notes Payable: During the quarter, we entered into an additional sale of $80,000 of future credit card receivables with our existing factor. This is scheduled to be paid back over 10 months with six daily payments per week of $385 per day, collateralized by $98,320 in credit card receivables. The note carries a nominal annual interest rate of 53.6% and is classified as a current liability.

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

Results of Operations

Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010

Net sales during the three months ended September 30, 2011 were $943,338, a decrease of $294,191, or 23.8%, over net sales of $1,237,529 for the three months ended September 30, 2010.  Our results for 2011 do not include gross sales and cost of goods sold of our Decatur location in Nevada, which was sold to a franchisee in March of 2011. In addition, our primary market, Nevada, has been slower to recover from the national recession than other areas of the country. The population in our service area is no longer growing, and our customers continue to defer maintenance and repair on personal automobiles.

Cost of goods sold during the three months ended September 30, 2011 was $840,148, a decrease of $216,533, or 20.5%, compared to cost of goods sold of $1,056,681 for the three months ended September 30, 2010, due mostly to last year’s inclusion of the Decatur store’s costs prior to its sale to a franchisee.  Cost of goods sold as a percentage of sales eroded to 89.1% for the three months ended September 30, 2011 compared to 85.4% for the three months ended September 30, 2010.  We classify some fixed administrative and selling costs as cost of goods sold, so our margin percentage is not as responsive to changes in our sales. In addition, the recessionary pressure that continues in our primary market, Nevada, increases discounting in our sales process.

Gross profit for the three months ended September 30, 2011 was $103,190, a decrease of $77,658, or 42.9%, compared to gross profit of $180,848 for the three months ended September 30, 2010, reflecting the comparisons discussed in the previous two paragraphs.

Selling, general and administrative expenses during three months ended September 30, 2011 were $106,561, a decrease of $27,454, or 20.5%, compared to selling, general and administrative expenses during three months ended September 30, 2010 of $134,015.  Professional fees decreased by $16,094 (23.5%) primarily due to reduced franchise development consulting costs. Bank charges decreased by $5,118 (22.7%) as a result of decreased direct sales.  In addition, we reduced salaries at the corporate executive and administrative level $1,535 (4.7%) in response to recessionary pressures, and decreased advertising expenses by $4,593 (48.2%), reflecting a shift from more expensive printed media to internet-based marketing conducted by existing staff.

Income from operations was a  loss of $3,371 for the three months ended September 30, 2011 compared to a profit of $46,833 for the three months ended September 30, 2010 due to the decrease in gross margins. Interest expense for the three months ended September 30, 2011 was $51,855, an increase of $6,589 or 14.6% compared to interest expense of $45,266 for the three months ended September 30, 2010.  Net loss for the three months ended September 30, 2011 was $55,226 ($0.00 per share) compared to a net income of $2,153 ($0.00 per share) for the three months ended September 30, 2010.

Six Months Ended September 30, 2011 compared to the Six Months Ended September 30, 2010

Net sales for the six months ended September 30, 2011 were $1,879,706, a decrease of $510,718, or 21.4%, over net sales of $2,390,424 for the six months ended September 30, 2010. The Decatur store was franchised on March 1, so its gross sales were included in company results last year, but only franchise royalty revenue was included in company results this year. As well, the primary market in which we operate has been the slowest region in the country to achieve economic recovery. Consumers continue to defer maintenance and repair on personal automobiles as a result.

Cost of goods sold during the six months ended September 30, 2011 was $1,660,447, a decrease of $292,833, or 15.0%, compared to cost of goods sold of $1,953,280 for the six months ended September 30, 2010.  Cost of goods sold as a percentage of sales increased to 88.3% for the six months ended September 30, 2011 compared to 81.7% for the six months ended September 30, 2010. We classify some fixed administrative and selling costs as cost of goods sold, so our margin percentage is not as responsive to changes in our sales. In addition, the recessionary pressure that continues in our primary market, Nevada, increases discounting in our sales process.

The changes in net sales and cost of goods sold as a percentage of sales resulted in gross profit for the six months ended September 30, 2011 of $219,259, a decrease of $217,885, or 49.8%, compared to gross profit of $437,144 for the six months ended September 30, 2010.

Selling, general and administrative expenses during the six months ended September 30, 2011 were $192,504, a decrease of $89,969, or 31.9%, compared to selling, general and administrative expenses during the six months ended September 30, 2010 of $282,473.  Total professional fees decreased by $76,239 (47.7%) from $159,956 in the six months ended September 30, 2010 to $83,717 in the six months ended September 30, 2011. Last year, we included stock compensation at the market value of the stock we issued, as required under GAAP, rather than the more realistic and smaller fair value of the services we contracted for. Of these amounts, $55,556 (2010) and $25,000 (2011) were stock-based (non-cash) and $104,400 (2010) and $58,717 (2011) was cash-based. The franchise development consulting we incurred last year was cash-based.  Reductions in Advertising and Marketing of $8,058 (38.4%), Bank Charges of $7,075 (17.4%) and bad debt of $1,703 (88.2%) were offset by an increase in salaries, wages and employee benefit costs of $3,106 (5.3%).

We posted income from operations of $26,755 for the six months ended September 30, 2011 compared to $154,671 for the six months ended September 30, 2010.  The decrease in profitability was primarily the result of decreased sales due to the economic conditions in our primary market, Las Vegas, and erosion of our profit margin as we struggle to contain our cost of sales. Interest expense for the six months ended September 30, 2011 was $105,955, an increase of $22,850 or 27.5% compared to interest expense of $83,105 for the six months ended September 30, 2010.  The increase in interest expense is a result of costs associated with the sale of future credit card receivables, an agreement that we entered into just before the start of fiscal 2012 and repeated this quarter, and are treating as a current note payable.  Net loss for the six months ended September 30, 2011 was $79,200 ($0.00 per share) compared to income of $72,749 ($0.00 per share) for the six months ended September 30, 2010.

Liquidity and Capital Resources

We had cash on hand as of September 30, 2011 of $34,580, a decrease of $45,680 compared to cash on hand as of March 31, 2011 of $80,260.  Our operating activities during the six months ended September 30, 2011 used $36,080.  In addition to the cash we used in operating activities, we reduced our debt by $9,600, net of new borrowings of $79,800.

As of September 30, 2011, we had outstanding obligations to banks and other unrelated persons in the amount of $2,174,277 and obligations payable to stockholders and related parties in the amount of $461,665.  Substantially all of our assets are subject to a security interest and mortgage to secure the repayment of the obligations to banks and other unrelated persons.

We lease property in six locations under non-cancelable operating leases, subletting to franchisees at two locations.  All lease agreements provide for minimum lease payments and some lease agreements provide for additional rents contingent upon prescribed sales volumes or constitute net leases, which require us to pay additional rent relating to real estate taxes, insurance, rental taxes, and common area maintenance.  During fiscal 2010, we renegotiated the leases relating to our “Durango” and “Henderson” locations to reduce the minimum annual rents.

Since April 1, 2011, we have required cash of approximately $319,000 per month and we generated cash from operating activities of approximately $313,000 per month.  The difference was funded primarily through short-term factoring of our future credit card receipts.  We will incur additional expenses in the future relating to the reporting and corporate governance requirements as a public company, including the cost of establishing and documenting the effectiveness of internal control over financial reporting as required by the Securities Exchange Act of 1934 and preparing and filing periodic reports with the Securities and Exchange Commission.  We expect to pay additional professional fees of between $25,000 and $50,000 over the next 12 months relating to the expenses of being publically traded.

We will incur additional costs relating to franchise operations during fiscal 2011 to the extent a franchise broker arranges a new franchisee. We plan to expand our franchise operations if they are successful.  We plan to use fees paid by existing franchisees and franchise fees from new franchisees to fund any expansion of our franchise operations.  If fees generated by franchise operations are not sufficient to fund expansion of franchise operations, we may borrow additional funds to support expansion of franchise operations or delay, reduce or terminate franchise operations.

We do not expect revenue to increase during the next 12 months in our primary market, Nevada, and plan to focus on opening stores in other markets to the extent we can attract debt or equity capitalization. In addition, we believe our gross profit will increase during the next 12 months as a result of our continued focus in reduced expenses as a percentage of sales. We do not expect to incur any material capital expenditures during the next 12 months unless we attract new debt or equity capitalization.

We believe that cash available at September 30, 2011, together with cash generated from operating activities will be sufficient to fund our cash requirements for the next 12 months, including all debt service, lease payments and additional expenses relating to being a public company.  If funds from operations and available cash are not sufficient, we may borrow additional funds from related parties, defer salaries payable to executives, refinance or renegotiate our existing indebtedness, incur additional indebtedness to banks or unrelated parties, delay payments to our vendors, delay advertising and other expenses, or sell or close some of our operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2011.

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

Date: November 21, 2011		MK AUTOMOTIVE, INC.

	By:	/s/ Michael R. Murphy
Michael R. Murphy
President and Chief Executive Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Principal Executive Officer and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.