Form 10-Q
period 2011-12-31
MK Automotive, Inc.
filed 2012-02-21
CIK 1486452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2011

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

There were 38,014,672 shares of issuer’s Common Stock outstanding as of December 31, 2011.

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

PART I

Item 1.  Financial Statements.

MK AUTOMOTIVE, INC.

Balance Sheets

Unaudited

ASSETS	December 31, 2011	March 31, 2011
Current assets:
Cash	$24,065	$80,260
Accounts receivable	196,667	56,913
Prepaid expenses and other current assets	4,543	1,833
Total current assets	225,275	139,006

Property and Equipment:
Building	480,620	480,620
Furniture, fixtures, and equipment	158,079	158,079
	638,699	638,699
Less - accumulated depreciation	(235,347)	(223,629)
	403,352	415,070
Land	919,380	919,380
Total property and equipment	1,322,732	1,334,450

Notes Receivable	76,181	37,822
Goodwill	1,218,379	1,218,379
Total Assets	$2,842,567	$2,729,657

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable - trade	$227,136	$198,233
Accrued expenses and other current liabilities	120,553	60,241
Accrued interest - related party	-	223,766
Line of credit	87,287	96,601
Payable to Related Party	446,561	220,857
Current portion of long-term debt - third party	138,184	612,145
Total current liabilities	1,019,721	1,411,843

Long-term Liabilities
Long-term debt - third party, net of current portion	1,185,011	1,227,863
Total Long-Term Liabilities	1,185,011	1,227,863
Total Liabilities	2,204,732	2,639,706

Stockholders' Deficit
Common stock, $0.001 par value, 50,000,000 shares authorized;
38,014,672 and 30,414,145 shares issued and outstanding	38,015	30,415
Additional paid in capital	2,397,075	2,119,654
Accumulated deficit	(1,797,255)	(2,060,118)
Total stockholders' equity	637,835	89,951
Total Liabilities and Stockholders' Equity	$2,842,567	$2,729,657

The accompanying notes are an integral part of the unaudited financial statements

MK AUTOMOTIVE, INC.
Unaudited Interim Statements of Operations
For the Three and Nine Months ended December 31, 2011 and 2010

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net Sales	$1,046,326	$1,041,988	$2,926,032	$3,432,412
Cost of Goods Sold	807,654	980,808	2,468,101	2,934,088
Gross Profit	238,672	61,180	457,931	498,324

Selling, general and administrative expenses
Salaries, wages, and employee benefits	32,021	29,831	94,104	88,808
Advertising and marketing	400	13,203	13,301	34,162
Bank charges	16,061	18,901	49,637	59,552
Professional fees	37,078	22,739	120,795	182,695
Bad debt	13,554	5,787	13,781	7,717
	99,114	90,461	291,618	372,934

Income from Operations	139,558	(29,281)	166,313	125,390

Other income (expense)
Gain on extinguishment of debt	239,382	-	239,382	-
Interest income	-	577	-	1,760
Interest expense	(36,877)	(49,691)	(142,832)	(132,796)
Total other expense	202,505	(49,114)	96,550	(131,036)

Net (loss) Income	342,063	(78,395)	262,863	(5,646)

Basic and diluted earning per share	0.01	(0.00)	0.01	(0.00)

Weighted average shares outstanding	31,306,548	29,847,100	31,051,149	29,847,100

The accompanying notes are an integral part of the unaudited financial statements

MK AUTOMOTIVE, INC.
Unaudited Interim Statements of Cash Flows
For the Nine Months ended December 31, 2011 and 2010

	2011	2010
Cash Flows from Operating Activities
Net (loss) Income	$262,863	$(5,646)
Adjustments to reconcile net loss to net cash from operating activities
Gain on extinguishment of Debt	(239,382)	-
Stock-based compensation	40,000	55,556
Notes Receivable (see Note 7)	(40,000)	-
Depreciation	11,718	11,959
Changes in operating assets and liabilities:
Accounts receivable	(139,754)	(4,802)
Prepaid expenses and other current assets	(2,711)	(12,846)
Accounts payable - trade	28,903	66,754
Accrued expenses and other current liabilities	81,567	(46,627)
Net cash provided by operating activities	3,204	64,348

Cash Flows from Investing Activities
Collection of note receivable	1,641	-
Net cash used in investing activities	1,641	-

Cash Flows from Financing Activities
Payment of advances from shareholders/related parties	-	(19,800)
Proceeds of shareholder loans	225,704	30,000
Payments on line of credit, net	(16,353)	(5,566)
Short-term or long-term borrowings	86,839	-
Repayments of debt	(357,230)	(127,141)
Net cash used in financing activities	(61,040)	(122,507)

Net Increase (decrease) in cash	(56,195)	(58,159)

Cash at Beginning of Period	80,260	111,658

Cash at End of Period	$24,065	$53,499

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$115,114	$124,880
Income taxes paid	-	-
Common stock issued for accrued interest	245,021	-

The accompanying notes are an integral part of the unaudited financial statements

MK Automotive, Inc.
Notes to the Unaudited Interim Condensed Financial Statements
For the Quarter ended December 31, 2011
(Unaudited)

Note 1. Basis of Presentation and Use of Estimates

The accompanying unaudited interim financial statements of MK Automotive, Inc. (“we”, “our” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the SEC and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended March 31, 2011 filed on June 27, 2011.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended March 31, 2011, as reported in the Form 10-K have been omitted.

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

On July 9, 2010, the Company hired a consulting firm to perform franchise sales and/or brokerage services over a one-year term.  As part of the compensation, the company granted warrants which vested based on the consultant’s performance. The contract expired July 9, 2011 without any of these warrants being vested. No stock compensation expense was ever recorded by the Company related to this agreement.

During the three months ended December 31, 2011, we issued 350,000 shares for services valued at $7,000. The Company also issued 6,125,527 shares to related parties for the conversion of accrued interest valued at $245,021. A further 400,000 shares were issued to employees for services performed valued at $8,000. All shares issued during the current quarter were valued at the market value of our common shares on the date of issuance because our trading volume has increased to the point that the market can be considered a level 1 measure of fair value, and is now a more reliable measure of fair value than all measures of the consideration we received in exchange for our shares.

At December 31, 2011, we had 38,014,672 shares outstanding.

Note 4. Extinguishment of Debt

On December 23, 2011, the company entered into a settlement agreement with one of its lenders to extinguish a loan outstanding. The principal balance of the loan at the time of the extinguishment was $460,410 with related accrued interest of $4,676. Two related parties (see note 5) loaned $225,704 to the company to settle the debt. The difference of $239,382 was recorded as a gain on extinguishment of debt.

Note 5. Related Party Transactions

On December 23, 2011, the Company borrowed $225,704 from two shareholders to settle debt with a lender (see note 4). The terms of the agreement are noninterest bearing and due on demand.

On December 30, 2011, the Company entered into agreements with three related parties to convert accrued interest to common stock. The Company issued 6,125,527 shares to convert accrued interest valued at $245,021. The terms with each related party were modified to noninterest bearing and due on demand for their principal balances due which amount to $446,561 at December 31, 2011. The company therefore will no longer record interest expense or accruals on the remaining outstanding principle.

Note 6. Franchise Sales

On December 31, 2011, the Company sold the business of our Auto Tech Sahara location to an existing Las Vegas area franchisee. Our franchisee agreed to pay us $170,000 related to the acquisition and $30,000 for the franchise license. In addition, the Company was issued a subordinated note in the amount of $40,000 (see note 7) as partial payment towards the $170,000 acquisition price.

Note 7. Note Receivable

On December 31, 2011, the Company entered into a subordinated note issued in partial consideration related to the sale of the Company’s Auto Tech Sahara location to a franchisee. The note receivable is in the amount of $40,000 with an adjustable interest rate equal to 2.75% over the current prime rate. No payments will be made on the note receivable for five years of which accrued interest will be added to the principal balance. At the beginning of the sixth year, principal and interest shall be amortized in 20 equal quarterly installments.

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

Results of Operations

Three Months Ended December 31, 2011 compared to the Three Months Ended December 31, 2010

Net sales during the three months ended December 31, 2011 were $1,046,326 an increase of $4,338 or 0.4%, over net sales of $1,041,988 for the three months ended December 31, 2010.  Our results for 2011 do not include gross sales and cost of goods sold of our Decatur location in Nevada, which was sold to a franchisee in March of 2011. Sales for the quarter include the sale of the Sahara location and franchise fees related to the Sahara location. In addition, our primary market, Nevada, has been slower to recover from the national recession than other areas of the country. The population in our service area is no longer growing, and our customers continue to defer maintenance and repair on personal automobiles.

Cost of goods sold during the three months ended December 31, 2011 was $807,654, a decrease of $173,154, or 17.7%, compared to cost of goods sold of $980,808 for the three months ended December 31, 2010, due mostly to last year’s inclusion of the Decatur store’s costs prior to its sale to a franchisee.  Cost of goods sold as a percentage of sales was 77.2% for the three months ended December 31, 2011 compared to 94.1% for the three months ended December 31, 2010.  We classify some fixed administrative and selling costs as cost of goods sold, so our margin percentage is not as responsive to changes in our sales. In addition, the recessionary pressure that continues in our primary market, Nevada, increases discounting in our sales process.

Gross profit for the three months ended December 31, 2011 was $238,672, an increase of $177,492, or 290.1%, compared to gross profit of $61,180 for the three months ended December 31, 2010, reflecting the comparisons discussed in the previous two paragraphs.

Selling, general and administrative expenses during three months ended December 31, 2011 were $99,114, an increase of $8,653, or 9.6%, compared to selling, general and administrative expenses during three months ended December 31, 2010 of $90,461.  Professional fees increased by $14,339 (63.1%) primarily due to increased consulting costs. Bank charges decreased by $2,840 (15%) as a result of decreased direct sales.  In addition, salaries at the corporate executive and administrative level increased $2,190 (7.3%), advertising and marketing expenses decreased by $12,803 (97%), reflecting a shift from more expensive printed media to internet-based marketing conducted by existing staff. Bad debt increased by $7,767 (134.2%).

Income from operations was a profit of $139,558 for the three months ended December 31, 2011 compared to a loss of $29,281 for the three months ended December 31, 2010 due to the sale of the Sahara location. Interest expense for the three months ended December 31, 2011 was $36,877, a decrease of $12,814 or 25.8% compared to interest expense of $49,691 for the three months ended December 31, 2010.  Net income for the three months ended December 31, 2011 was $342,063 ($0.01 per share) compared to a net loss of $78,395 ($0.00 per share) for the three months ended December 31, 2010.

Nine Months Ended December 31, 2011 compared to the Nine Months Ended December 31, 2010

Net sales for the nine months ended December 31, 2011 were $2,926,032, a decrease of $506,380, or 14.8%, over net sales of $3,432,412 for the nine months ended December 31, 2010. The Decatur store was franchised on March 1, so its gross sales were included in company results last year, but only franchise royalty revenue was included in company results this year. As well, the primary market in which we operate has been the slowest region in the country to achieve economic recovery. Consumers continue to defer maintenance and repair on personal automobiles as a result.

Cost of goods sold during the nine months ended December 31, 2011 was $2,468,101, a decrease of $465,987, or 15.9%, compared to cost of goods sold of $2,934,088 for the nine months ended December 31, 2010. Cost of goods sold as a percentage of sales decreased to 84.4% for the nine months ended December 31, 2011 compared to 85.5% for the nine months ended December 31, 2010. We classify some fixed administrative and selling costs as cost of goods sold, so our margin percentage is not as responsive to changes in our sales. In addition, the recessionary pressure that continues in our primary market, Nevada, increases discounting in our sales process.

The changes in net sales and cost of goods sold as a percentage of sales resulted in gross profit for the nine months ended December 31, 2011 of $457,931, a decrease of $40,393, or 8.1%, compared to gross profit of $498,324 for the nine months ended December 31, 2010.

Selling, general and administrative expenses during the nine months ended December 31, 2011 were $291,618, a decrease of $81,316, or 21.8%, compared to selling, general and administrative expenses during the nine months ended December 31, 2010 of $372,934. Total professional fees decreased by $61,900 (33.9%) from $182,695 in the nine months ended December 31, 2010 to $120,795 in the nine months ended December 31, 2011. Last year, we included stock compensation at the market value of the stock we issued, as required under GAAP, rather than the more realistic and smaller fair value of the services we contracted for. Of these amounts, $55,556 (2010) and $40,000 (2011) were stock-based (non-cash) and $127,139 (2010) and $80,795 (2011) was cash-based. The franchise development consulting we incurred last year was cash-based. Reductions in Advertising and Marketing of $34,162 (61.1%), Bank Charges of $9,915 (16.6%) were offset by an increase in bad debt of $6,064 (78.6%) and salaries, wages and employee benefit costs of $5,296 (6%).

We posted income from operations of $166,313 for the nine months ended December 31, 2011 compared to $125,390 for the nine months ended December 31, 2010. The increase in profitability was primarily the result the sale of the Sahara property. Interest expense for the nine months ended December 31, 2011 was $142,832, an increase of $10,036 or 7.6% compared to interest expense of $132,796 for the nine months ended December 31, 2010. The increase in interest expense is a result of costs associated with the sale of future credit card receivables, an agreement that we entered into just before the start of fiscal 2012 and repeated in the previous quarter, and are treating as a current note payable. Net income for the nine months ended December 31, 2011 was $262,863 ($0.01 per share) compared to a loss of $5,646 ($0.00 per share) for the nine months ended December 31, 2010.

Liquidity and Capital Resources

We had cash on hand as of December 31, 2011 of $24,065, a decrease of $56,195 compared to cash on hand as of March 31, 2011 of $80,260.  Our operating activities during the nine months ended December 31, 2011 provided $3,204.  In addition to the cash we used in operating activities, we reduced our debt by $373,583.

As of December 31, 2011, we had outstanding obligations to banks and other unrelated persons in the amount of $1,758,171 and obligations payable to stockholders and related parties in the amount of $446,561.  Substantially all of our assets are subject to a security interest and mortgage to secure the repayment of the obligations to banks and other unrelated persons.

We lease property in six locations under non-cancelable operating leases, subletting to franchisees at three locations.  All lease agreements provide for minimum lease payments and some lease agreements provide for additional rents contingent upon prescribed sales volumes or constitute net leases, which require us to pay additional rent relating to real estate taxes, insurance, rental taxes, and common area maintenance.  During fiscal 2010, we renegotiated the leases relating to our “Durango” and “Henderson” locations to reduce the minimum annual rents.

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

We do not expect per-store revenue to increase during the next 12 months in our primary market, Nevada, and plan to focus on opening stores in other markets to the extent we can attract debt or equity capitalization. In addition, we believe our gross profit will increase during the next 12 months as a result of our continued focus in reduced expenses as a percentage of sales. We do not expect to incur any material capital expenditures during the next 12 months unless we attract new debt or equity capitalization.

We believe that cash available at December 31, 2011, together with cash generated from operating activities will be sufficient to fund our cash requirements for the next 12 months, including all debt service, lease payments and additional expenses relating to being a public company.  If funds from operations and available cash are not sufficient, we may borrow additional funds from related parties, defer salaries payable to executives, refinance or renegotiate our existing indebtedness, incur additional indebtedness to banks or unrelated parties, delay payments to our vendors, delay advertising and other expenses, or sell or close some of our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2011.

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

Date: February 16, 2012	MK AUTOMOTIVE, INC.

	By:	/s/ Michael R. Murphy
Michael R. Murphy
President and Chief Executive Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of our President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of our Principal Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of our President and Principal Executive Officer and Principal Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.