Form 10-Q/A
period 2011-12-31
MK Automotive, Inc.
filed 2012-02-23
CIK 1486452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q /A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

EXPLANATORY NOTE

MK Automotive is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes from the Original Report formatted in Extensible Business Reporting Language (XBRL).  This Amendment speaks as of the filing date of the Original Report and does not reflect events that may have occurred subsequent to the filing of the Original Report.

Item 6.  Exhibits.

(a)

Documents which are filed as a part of this report:

Exhibits:

31.1 –	Certification Required by Rule 13a-14(a) or Rule 15d-14(a)(1)
31.2 –	Certification Required by Rule 13a-14(a) or Rule 15d-14(a)(1)
32.1 –	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(1)
32.2 –	Certification required by Rule 13a-14(a) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(1)
101*–	The financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the SEC on February 21, 2012, formatted in Extensible Business Reporting Language (XBRL): (i)the Balance Sheets, (ii) the Statements of Operations, (iii) Statements of Cash Flows, and (iv) Notes to the Financial Statements .

(1) – Previously filed with MK Automotive, Inc. Form 10Q, on February 21, 2012.

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

Date: February 22, 2012	MK AUTOMOTIVE, INC.

	By:	/s/ Michael R. Murphy
Michael R. Murphy
President and Chief Executive Officer